Form 10QSB
period 2000-03-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2000-05-15
CIK 1102908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 10 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-29615

                        COMPASS KNOWLEDGE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                   87-0471549
(STATE OR OTHER JURISDICTION OF                   (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                           2710 REW CIRCLE, SUITE 100
                              OCOEE, FLORIDA 34761
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (407) 656-3906
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 (407) 656-7585
              (REGISTRANT'S FACSIMILE NUMBER, INCLUDING AREA CODE)

                            WWW.COMPASSKNOWLEDGE.COM
                         (REGISTRANT'S WEBSITE ADDRESS)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes   [X] No

         There were 14,750,000 shares outstanding of the Registrant's common stock, $0.001 par value,as of May 15, 2000.

                        COMPASS KNOWLEDGE HOLDINGS, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000



PART I - Financial Information

Item 1    Financial Statements
              Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999                                       3

              Consolidated Statements of Operations
              for the Three Months Ended March 31, 2000 and 1999          4

              Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2000 and 1999          5

              Notes to Consolidated Financial Statements                  6

Item 2   Management's Discussion and Analysis of Results
         of Operations and Financial Condition                            7

PART II - Other Information                                              10

Item 6    Exhibits and Reports on Form 8-K                               10

          Signature                                                      11

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                         March 31, 2000     December 31, 1999
                                                                         --------------     -----------------
                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                $ 4,476,572           4,781,033
 Accounts receivable, net of allowance
   for doubtful accounts of $0 and
   $10,887 at March 31, 2000 and
   December 31, 1999, respectively                                             41,012             404,961
 Due from related parties                                                     120,162             120,162
 Prepaid expenses                                                              28,631              48,299
 Other assets                                                                  11,859               6,650
                                                                          -----------         -----------
   Total current assets                                                     4,678,236           5,441,105

PROPERTY AND EQUIPMENT, net                                                   101,826              85,752

GOODWILL, net                                                                 961,410             977,769

OTHER ASSETS, net                                                             488,401             320,898
                                                                          -----------         -----------
   Total assets                                                           $ 6,229,873         $ 6,825,524
                                                                          ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Accounts payable and accrued expenses                                    $   125,831         $   179,149
 Deferred student fees                                                        230,279             449,263
 Accrued preferred stock dividends                                                 --              17,500
 Amounts due to related parties                                                   500             314,230
                                                                          -----------         -----------
   Total liabilities                                                          356,610             960,142
                                                                          -----------         -----------


COMMITMENTS AND CONTINGENCIES                                                      --                  --

STOCKHOLDERS' EQUITY

 Preferred stock, 5,000,000 shares authorized, 2,000 shares issued
   and outstanding                                                          1,667,026           1,667,026

 Common stock, $0.001 par value; 50,000,000 shares authorized,
   14,750,000 shares issued and outstanding                                    14,750              14,750
 Additional paid-in-capital                                                 4,283,509           4,283,509
 Unearned compensation                                                        (15,683)            (20,150)
 Retained deficit                                                             (76,339)            (79,753)
                                                                          -----------         -----------

   Total stockholders' equity                                               5,873,263           5,865,382
                                                                          -----------         -----------
   Total liabilities and
   stockholders' equity                                                   $ 6,229,873         $ 6,825,524
                                                                          ===========         ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                  2000                 1999
                                                              ------------         ------------
TOTAL STUDENT FEE REVENUE
   Net student fee revenue from degree programs               $    579,234         $    345,927
   Gross student fee revenue from certificate programs             112,490              255,327
   Other revenue                                                     2,674                6,125
                                                              ------------         ------------
      Total student fee revenue                                    694,398              607,379

INSTRUCTION COSTS AND SERVICES                                     196,906              123,050
                                                              ------------         ------------
      Gross profit                                                 497,492              484,329
                                                              ------------         ------------
OPERATING EXPENSES
   Selling and promotional                                          89,673              117,082
   General and administrative                                      457,717              174,632
                                                              ------------         ------------
      Total operating expenses                                     547,390              291,714
                                                              ------------         ------------

(LOSS) INCOME FROM OPERATIONS                                      (49,898)             192,615
                                                              ------------         ------------

OTHER INCOME (EXPENSE)
   Interest income                                                  93,289                2,532
   Interest expense                                                   (155)             (10,594)
                                                              ------------         ------------
      Total other income                                            93,134               (8,062)
                                                              ------------         ------------

INCOME BEFORE MINORITY INTEREST IN NET INCOME OF
SUBSIDIARY                                                          43,236              185,553

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                           --               70,286
                                                              ------------         ------------


NET INCOME                                                          43,236              114,267

LESS: PREFERRED STOCK DIVIDENDS                                     39,822                   --
                                                              ------------         ------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                   $      3,414         $    114,267
                                                              ============         ============

EARNINGS PER SHARE
   Basic                                                      $      0.000         $         --
                                                              ============         ============
   Diluted                                                    $      0.000         $         --
                                                              ============         ============
PRO FORMA EARNINGS PER SHARE
   Basic                                                      $         --         $      0.009
                                                              ============         ============
   Diluted                                                    $         --         $      0.009
                                                              ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                        14,750,000                   --
                                                              ============         ============
   Diluted                                                      15,648,720                   --
                                                              ============         ============
PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING
   Basic                                                                --           12,250,000
                                                              ============         ============
   Diluted                                                              --           12,250,000
                                                              ============         ============



               The accompanying notes are an integral part of the
                       consolidated financial statements

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                   2000                1999
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                                              $    43,236         $   114,267
        Adjustments to reconcile net income to net cash
            used in/provided by operating activities -
                Depreciation and amortization                                        56,330               2,572
                Amortization of unearned compensation                                 4,467               5,354
                Minority interest in net income                                          --              70,286
                Changes in assets and liabilities related to operations-
                        Accounts receivable                                         443,949             530,797
                        Prepaid expenses                                             19,668            (103,518)
                        Other current assets                                         (5,209)             13,974
                        Other long term assets                                     (198,093)            (21,171)
                        Accounts payable and accrued expenses                       (53,318)             38,876
                        Deferred student fees                                      (218,983)           (408,484)
                        Due to related parties                                     (301,220)            (65,091)
                                                                                -----------         -----------
                                  Net cash/used in provided by
                                  operating activities                             (209,173)            177,862
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment                                          (25,457)             (5,572)
                                                                                -----------         -----------

                                  Net cash used in investing
                                  activities                                        (25,457)             (5,572)
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments of notes payable to stockholders                                   (12,510)            (30,000)
        Payment of note payable                                                          --             (25,000)
        Payment of preferred dividends                                              (57,321)                 --
                                                                                -----------         -----------
                                  Net cash used in financing
                                  activities                                        (69,831)            (55,000)
                                                                                -----------         -----------

NET (DECREASE) INCREASE  IN CASH AND
        CASH EQUIVALENTS                                                           (304,461)            117,290

CASH AND CASH EQUIVALENTS, beginning of period                                    4,781,033             103,058
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                        $ 4,476,572         $   220,348
                                                                                ===========         ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
              NOTES UNAUDITED TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company's Form10-SB/A. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Form 10-SB/A for the year ended December 31, 1999 filed with the Securities and Exchange Commission on May 12, 2000.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2. Reclassification. Certain 1999 amounts have been reclassified to be consistent with the 2000 presentation. These reclassifications did not have an impact on the 1999 results of operations or financial position.


3. Total student fee revenue for courses offered by us for the first three months ended March 31, 2000 and 1999 were as follows:


                                                                         2000                1999
                                                                       ----------          --------
                  Gross student fee revenues from degree programs      $1,346,115          $628,958
                  Less: portion retained by university partners           766,881           283,031
                                                                       ----------          --------
                  Net student fee revenue from degree programs            579,234           345,927
                  Gross student fee revenue from certificate programs     112,490           255,327
                  Other revenue                                             2,674             6,125
                                                                       ----------          --------
                  Total student fee revenue                            $  694,398          $607,379
                                                                       ==========          ========

4. As of March 31, 2000 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 1,500,000 shares of common stock outstanding at March 31, 2000. The impact of the assumed conversion of the preferred stock was not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

         For purposes of presenting earnings per share, common stock issued to effectuate the transaction with Winthrop Industries, Inc. and in the exchange between Compass Knowledge Group, Inc. and Rehabilitation Training Institute, Inc. are assumed to have been outstanding for the period ended March 31, 1999. Accordingly, the earnings per share presentation for this period has been labeled as pro forma earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         FORWARD LOOKING STATEMENTS. THE DISCUSSION CONTAINED HEREIN REGARDING OUR BUSINESS AND OPERATIONS MAY INCLUDE "FORWARD LOOKING STATEMENTS." SUCH STATEMENTS CONSIST OF ANY STATEMENT OTHER THAN A RECITATION OF HISTORICAL FACT AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "EXPECT," "ANTICIPATE," "ESTIMATE",
         OR "CONTINUE" OR THE NEGATIVE THEREOF "BELIEVE", OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY. ALL FORWARD-LOOKING STATEMENTS ARE NECESSARILY SPECULATIVE, AND THERE ARE CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY FROM THOSE REFERRED TO IN SUCH FORWARD-LOOKING STATEMENTS. EXCEPT FOR HISTORICAL INFORMATION, MATTERS DISCUSSED IN THIS REPORT REGARDING FINANCIAL RESULTS AND DEMAND FOR PRODUCTS AND SERVICES ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE RELATED TO THE FURTHER DEVELOPMENT OF OUR PRODUCTS AND SERVICES AND MARKET ACCEPTANCE OF SUCH PRODUCTS AND SERVICES.

         OVERVIEW

                  The following discussion of the Company's results of operations and financial condition should be read in conjunction with the text and the consolidated financial statements of the Company and the notes thereto as included in the Company's Form 10-SB/A for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on May 12, 2000.

                  Because of the somewhat seasonal pattern of the Company's enrollments and its term starting dates, which affect the results of operations and the timing of cash inflows, the Company's management believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding period in the preceding year. Because of the seasonality of student enrollments, the Company's first, second and fourth quarters have historically represented the periods of highest revenues and net income within a fiscal year.

                  In March 2000, we entered into a ten year Licensing Agreement with the College of West Virginia ("CWV") whereby CWV will provide us with the content and curriculum to provide to prospective students a degree program in Criminal Justice. We anticipate launching this program in the fall semester of 2000.

         RESULTS OF OPERATIONS

                  Set forth below is certain of our selected consolidated financial and operating information for first quarter ended March 31, 2000 the comparable period in 1999. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our Unaudited Consolidated Financial Statements and Notes thereto.

                                                                     QUARTER ENDED MARCH 31
                                                              ------------------------------------
                                                                 2000                     1999
                                                              ----------             -------------
         Total Student Revenue                                $  694,398                 $607,379
         Gross Profit                                         $  497,492                 $484,329
         Net Income Before Minority Interest                  $   43,236                 $184,753

         Net Income After Minority Interest                   $   43,236                 $114,267
         Earnings per share, basic                            $     .000                 $     --
         Earnings per share, diluted                          $     .000                 $     --
         Pro forma earnings per share, basic                  $       --                 $   .009
         Pro forma earnings per share, diluted                $       --                 $   .009

         Weighted average shares outstanding
          (in thousands)
            Basic                                                 14,750                       --
            Diluted                                               15,849                       --
         Pro Forma Weighted Average Shares Outstanding
            Basic and Diluted
              (in thousands)                                          --                   12,250



                                                                             AT MARCH 31, 2000
                                                                             -----------------
         Working Capital                                                         $4,321,626
         Total Current Assets                                                    $4,678,236
         Total Property and Equipment, net                                       $  101,826
         Total Current Liabilities                                               $  356,610
         Total Stockholders' Equity                                              $5,873,263


         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

                  Total student revenues increased by $87,019 to $694,398 for the three months ended March 31, 2000 from $607,379 for the comparable 1999 period, representing an increase of 14.3%. The revenue increase is primarily due to growth in our core degree business, which increased by $233,307 or 67.4%, to $579,234 for the three months ended March 31, 2000, from $345,927 for the comparable 1999 period. The revenue increase was partially offset by a decrease in certificate program revenues. Certificate program revenues declined by 55.9%, to $112,490 for the three months ended March 31, 2000, compared with $255,327 in the comparable 1999 period. In the first quarter of 2000, we reduced the number of certificate programs actively marketed to one, from three in the comparable 1999 period.

                  Gross profit increased by $13,163 to $497,492 for the three months ended March 31, 2000 from $484,329 for the comparable 1999 period, representing an increase of approximately 2.7%. This increase was the result of growth in our degree programs partially offset by lower revenues in the higher margin certificate programs. Our gross profit percentage decreased to 71.6% for the three months ended March 31, 2000 from 79.7% in the comparable 1999 period.

                  Operating expenses increased by $255,676 to $547,390 for the three months ended March 31, 2000 from $291,714 for the three months ended March 31, 1999, representing an increase of 87.6%. The increase is primarily due to the growth in our personnel, from nine in the three months ended March 31, 1999 to 23 for the three months ended March 31, 2000, which resulted in increased payroll and other employee related expenses as well as additional costs required to expand our infrastructure. The growth in personnel and infrastructure are directly related to our plans to grow, both internally and through acquisitions, our business.

                  Interest income increased by $90,757 to $93,289 for the three months ended March 31, 2000 as compared to the comparable 1999 period. The increase was due to the investment, in short term and liquid financial instruments, of funds raised during the fourth quarter of 1999.

                  There was no minority interest in net income of subsidiary for the three months ended March 31, 2000 compared to an amount of $70,286 in the comparable 1999 period. We own 100% of all of our subsidiaries following our purchase, in the fourth quarter of 1999, of the 35.5% interest The University of Florida foundation owned in one of our subsidiaries, Intelicus, L.C.

                  As a result of the above changes, net income declined by $71,031 to $43,236 for the three months ended March 31, 2000 from $114,267 in the comparable 1999 period.

         LIQUIDITY AND CAPITAL RESOURCES

                  Our cash and cash equivalents amounted to $4,476,572 at March 31, 2000, compared to $4,781,033 at December 31, 1999. The net cash used in our operations was $209,173 for the three months ended March 31, 2000 compared to operations providing $177,862 in the comparable 1999 period. Net cash used in operating activities primarily consisted of reductions in amounts due to related parties and deferred student fees partially offset by a decrease in accounts receivable due to the recognition of deferred revenue.

                  We used $25,457 in investing activities in the three months ended March 31, 2000 compared with $5,572 in the comparable 1999 period, primarily to purchase computer and other office equipment.

                  We used $69,831 in financing activities in the three months ended March 31, 2000 compared with $55,000 in the comparable 1999 period, due primarily to the payment of preferred stock dividends.

                  We expect the cash generated from operations and our current cash and cash equivalents to meet our working capital and capital expenditure requirements for at least the next 12 months unless additional cash is needed for acquisitions. Beyond the next 12 months, we will need to obtain additional debt and/or equity financing to fund our operations and anticipated growth. Although there can be no guarantee, we believe such funds will be available to us.

         SEASONALITY

                  We typically offer courses during all three semesters (fall, spring and summer) of the school year. We believe that the summer semester typically experiences lower enrollment of new students as well as an increase in the number of students taking a "break" from their programs.

         PROPERTIES AND FACILITIES

                  Effective March 1, 2000, the Company entered into a sublease agreement that expires on July 31, 2001, with Outstart, LLC to lease existing professional office space in Ocoee, Florida.

         PART II - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K

         There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      COMPASS KNOWLEDGE HOLDINGS, INC.




Date:    MAY 15, 2000                 BY: /s/ ROGERS W. KIRVEN, JR.
         ------------                     --------------------------------------
                                          Chief Executive Officer and Director


Date:    MAY 15, 2000                 BY: /s/ ANTHONY RUBEN
         ------------                     --------------------------------------
                                          Chief Financial Officer and Treasurer