Form 10QSB
period 2000-06-30
COMPASS KNOWLEDGE HOLDINGS INC
filed 2000-08-14
CIK 1102908

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 (407) 573-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

[X] Yes   [  ] No

         There were 14,750,000 shares outstanding of the Registrant's common stock, $0.001 par value, as of August 14, 2000.

                        COMPASS KNOWLEDGE HOLDINGS, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

PART I - Financial Information

Item 1   Financial Statements

              Consolidated Balance Sheet as of June 30, 2000
              and December 31, 1999                                        3

              Consolidated Statements of Operations for the Three
              Months and Six Months ended June 30, 2000 and
              1999                                                         4

              Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 2000 and 1999                          5

              Notes to Financial Statements                                6

Item 2   Management's Discussion and Analysis of Results
              of Operations and Financial Condition                        7

PART II - Other Information

Item 6   Exhibits and Reports on Form 8-K                                 14

         Signatures                                                       15

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999




                                                                                 June 30,           December 31,
                                                                                   2000                1999
                                                                                -----------         -----------
                        ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                                $ 4,060,873         $ 4,781,033
       Accounts receivable, net of allowance                                          9,264             484,961
           for doubtful accounts of $0 and $10,887
           at June 30, 2000 and December 31, 1999
           respectively
       Due from related parties                                                          --               4,332
       Note receivable from related party                                           115,830             115,830
       Prepaid expenses                                                             143,985              48,299
       Other assets                                                                  26,069               6,650
                                                                                -----------         -----------
                   Total current assets                                           4,356,021           5,441,105

PROPERTY AND EQUIPMENT, net                                                         169,269              85,752

GOODWILL, net                                                                       945,051             977,769

OTHER ASSETS, net                                                                   846,601             320,898
                                                                                -----------         -----------
                   Total assets                                                 $ 6,316,942         $ 6,825,524
                                                                                ===========         ===========



        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
       Accounts payable and accrued expenses                                    $   274,436         $   179,149
       Deferred student fees                                                        267,257             449,263
       Accrued preferred stock dividends                                                 --              17,500
       Amounts due to related parties                                                   500             314,230
                                                                                -----------         -----------
                   Total liabilities                                                542,193             960,142
                                                                                -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, 5,000,000 shares authorized, 2,000 shares issued
                   and outstanding                                                1,667,026           1,667,026
       Common stock, $0.001 par value; 50,000,000 shares authorized,
                   14,750,000 shares issued and outstanding                          14,750              14,750
       Additional paid-in-capital                                                 4,303,821           4,283,509
       Unearned compensation                                                        (29,554)            (20,150)
       Retained deficit                                                            (181,294)            (79,753)
                                                                                -----------         -----------
                   Total stockholders' equity                                     5,774,749           5,865,382
                                                                                -----------         -----------
                   Total liabilities and stockholders' equity                   $ 6,316,942         $ 6,825,524
                                                                                ===========         ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                           June 30,
                                                               ------------------------------      ------------------------------
                                                                    2000            1999              2000               1999
                                                               ------------      ------------      ------------      ------------
TOTAL STUDENT FEE REVENUE
       Net student fee revenue from degree programs            $    575,956      $    497,692      $  1,155,189      $    843,619
       Gross student fee revenue from certificate programs          153,591           157,966           266,081           413,293
       Other revenue                                                  2,583            10,127             5,257            16,252
                                                               ------------      ------------      ------------      ------------
                   Net student fee revenue                          732,130           665,785         1,426,527         1,273,164

INSTRUCTION COSTS AND SERVICES                                      113,465           182,129           310,371           305,179
                                                               ------------      ------------      ------------      ------------
                   Gross profit                                     618,665           483,656         1,116,156           967,985
                                                               ------------      ------------      ------------      ------------

OPERATING EXPENSES
       Selling and promotional                                      121,636            67,472           211,309           162,213
       General and administrative                                   625,298           316,781         1,083,016           513,754
                                                               ------------      ------------      ------------      ------------
                   Total operating expenses                         746,934           384,253         1,294,325           675,967
                                                               ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                                             (128,269)           99,403          (178,169)          292,018
                                                               ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
       Interest income                                               58,314             2,565           151,603             5,097
       Interest expense                                                  --              (395)             (155)          (10,789)
                                                               ------------      ------------      ------------      ------------
                   Total other income                                58,314             2,170           151,448            (5,692)
                                                               ------------      ------------      ------------      ------------

INCOME BEFORE MINORITY INTEREST IN NET INCOME OF                    (69,955)          101,573           (26,721)          286,326
       SUBSIDIARY

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                            --            38,910                --           109,396
                                                               ------------      ------------      ------------      ------------

NET (LOSS) INCOME                                                   (69,955)           62,663           (26,721)          176,930
LESS: PREFERRED STOCK DIVIDENDS                                      35,000                              74,822
                                                               ------------      ------------      ------------      ------------

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS             $   (104,955)     $     62,663      $   (101,543)     $    176,930
                                                               ============      ============      ============      ============

LOSS PER SHARE
       Basic                                                   $      (.007)     $         --      $      (.007)      $         --
                                                               ============      ============      ============      ============
       Diluted                                                 $      (.007)     $         --      $      (.006)     $         --
                                                               ============      ============      ============      ============

PRO FORMA EARNINGS PER SHARE
       Basic                                                   $         --      $       .005      $         --      $      0.014
                                                               ============      ============      ============      ============
       Diluted                                                 $         --      $       .005      $         --      $      0.014
                                                               ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                                     14,750,000                --        14,750,000                --
                                                               ============      ============      ============      ============
       Diluted                                                   15,570,823                --        15,676,397                --
                                                               ============      ============      ============      ============

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic and Diluted                                                 --        12,250,000                --        12,250,000
                                                               ============      ============      ============      ============



               The accompanying notes are an integral part of the
                       consolidated financial statements

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                                                  2000             1999
                                                                                                ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (Loss)/Income                                                                        $ (26,721)        $176,930
       Adjustments to reconcile net income to net cash
                   used in/provided by operating activities
                               Depreciation and Amortization                                      148,894            6,817
                               Amortization of unearned compensation                               10,909           13,386
                               Minority interest in net income                                          0          109,396
                               Changes in assets and liabilites related to operations
                                          Accounts receivable                                     475,697          530,797
                                          Due from related parties                                  4,332                0
                                          Prepaid expenses                                        (95,686)         (52,597)
                                          Other current assets                                    (19,419)          18,323
                                          Other long term assets                                 (108,743)               0
                                          Accounts payable and accrued expenses                    95,287           92,929
                                          Due to related parties                                 (301,220)         (65,091)
                                          Deferred student fees                                  (182,006)        (283,169)
       Cash payments for content development costs                                               (203,309)         (45,657)
       Cash payments for direct marketing costs                                                  (307,226)               0
                                                                                                ---------         --------

                                                      Net cash (used in)/provided by
                                                      operating activities                       (509,211)         502,064
                                                                                                ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                                        (106,117)          (9,814)
                                                                                                ---------         --------

                                                      Net cash used in investing
                                                      activities                                 (106,117)          (9,814)
                                                                                                ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments of notes payable to stockholders                                                  (12,510)         (30,000)
       Payment of note payable to related parties                                                       0          (25,000)
       Payment of preferred dividend                                                              (92,322)               0
                                                                                                ---------         --------

                                                      Net cash used in financing
                                                      activities                                 (104,832)         (55,000)
                                                                                                ---------         --------

NET (DECREASE) INCREASE IN CASH AND
       CASH EQUIVALENTS                                                                          (720,160)         437,252

CASH AND CASH EQUIVALENTS, beginning of period                                                  4,781,033          103,058
                                                                                                ---------         --------

CASH AND CASH EQUIVALENTS, end of period                                                       $4,060,873         $540,310
                                                                                               ==========         ========





               The accompanying notes are an integral part of the
                       consolidated financial statements

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company's Form 10-SB/A. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Form 10-SB/A for the year ended December 31, 1999 filed with the Securities and Exchange Commission on May 12, 2000.

         The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year.

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

3. As of June 30, 2000 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,414,800 shares of common stock outstanding at June 30, 2000. The impact of the assumed conversion of the preferred stock was not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

         For purposes of presenting earnings per share, common stock issued to effectuate the transaction with Winthrop Industries, Inc. and in the exchange between Compass Knowledge Group, Inc. and Rehabilitation Training Institute, Inc. are assumed to have been outstanding for the period ended June 30, 1999. Accordingly, the earnings per share presentation for this period has been labeled as pro forma earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The following discussion should be read in conjunction with the more detailed information included in our consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this report. The following discussion may contain certain forward-looking statements that involve risks and uncertainties. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof, other variations thereof, or comparable terminology. readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The risks and uncertainties we face include, but are not limited to, those discussed in the section entitled "Risk Factors" included in this report. Readers should carefully review these risk factors as well as other risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including Form 10-SB filed with the Securities and Exchange Commission on May 12, 2000, Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

         OVERVIEW

                  The following discussion of our results of operations and financial condition should be read in conjunction with the text and consolidated financial statements and the notes thereto as included in our Form 10-SB/A for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on May 12, 2000. Our operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  Because of the somewhat seasonal pattern of student enrollments and the academic calendar, which affect the results of operations and the timing of cash inflows, we believe that comparisons of our results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding period in the preceding year. Because of the seasonality of student enrollments, our first, second and fourth quarters have historically represented the periods of highest revenues and net income within a fiscal year.

RESULTS OF OPERATIONS

         Set for below is certain of our selected consolidated financial and operating information for the three months and six months ended June 30, 2000 and the comparable period in 1999. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our Consolidated Financial Statements and Notes thereto.


                                                             Three months ended             Six months ended
                                                                  June 30,                      June 30,
                                                           ----------------------       ------------------------
                                                             2000         1999              2000         1999
                                                           ---------    ---------       -----------  -----------
Total student fee revenue                                  $ 732,130    $ 665,785       $ 1,426,527  $ 1,273,164
Gross Profit                                               $ 618,665    $ 483,656       $ 1,116,156  $   967,985
Net (Loss)/ Income Before Minority Interest                $ (69,955)   $ 101,573       $   (26,721) $   286,326
Net (Loss)/ Income After Minority Interest                 $ (69,955)   $  62,663       $   (26,721) $   176,930
Loss per share, basic                                          (.007)          --             (.007)          --
Loss per share, diluted                                        (.007)          --             (.006)          --
Pro forma earnings per share, basic                               --    $    .005                --  $     0.014
Pro forma earnings per share, diluted                             --    $    .005                --  $     0.014

Weighted average shares outstanding
     (in thousands)
              Basic                                           14,750           --            14,750           --
              Diluted                                         15,571           --            15,676           --
Pro forma weighted average shares outstanding
     (in thousands)
              Basic and diluted                                            12,250                         12,250





                                                                                     AT JUNE 30, 2000
                                                                                     ----------------
         Working Capital                                                                 $3,813,828
         Total Current Assets                                                            $4,356,021
         Total Property and Equipment, net                                               $  169,269
         Total Current Liabilities                                                       $  542,193
         Stockholders' Equity                                                            $5,774,749


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Total revenues increased by $66,345 to $732,130 for the three months ended June 30, 2000 from $665,785 for the comparable 1999 period, representing an increase of 10.0%. The revenue increase is due to the growth in our core degree business, which increased by $78,264 or 15.7%, to $575,956 for the three months ended June 30, 2000, from $497,692 for the comparable 1999 period. While we are planning on launching several new degree programs during the remainder of 2000, the second quarter degree program revenues reflect only revenue from our Doctorate in Pharmacy and our Doctorate in Audiology programs.

         Gross profit grew by $135,009 to $618,665 for the three months ended June 30, 2000 from $483,656 for the comparable 1999 period, representing an increase of 27.9%. This increase is principally the result of growth in our degree programs combined with program efficiencies. Our gross profit margin increased to 84.5% for the three months ended June 30, 2000 from 72.6% for the comparable 1999 period.

         Operating expenses increased by $362,681 to $746,934 for the three months ended June 30, 2000 from $384,253 for the three months ended June 30, 1999, representing an increase of 94.4%. The increase is primarily due to the growth in our personnel, from 11 on June 30, 1999 to 29 at June 30, 2000, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The growth in personnel and infrastructure are directly related to our plans to grow, both internally and through acquisitions, our business. Among the employees hired during the second quarter of 2000 were three executives, including a Chief Financial Officer, an Executive Vice President of Business Development and a Vice President as well as personnel in our curriculum development, marketing and technology departments. We expect the rapid growth in personnel and infrastructure to be largely completed during the third quarter. In addition, travel expenses, consulting costs and professional fees increased over the comparable 1999 period reflecting our aggressive efforts to establish new programs and affiliations with educational institutions and other prospective partners. During the second quarter of 2000, we also leased 2,500 additional square feet of office space in the same office park as our Ocoee, Florida headquarters.

         Interest income increased by $55,749 to $58,314 for the three months ended June 30, 2000 as compared to the comparable 1999 period. The increase was due to the investment, in short term and liquid financial instruments, of funds raised during the fourth quarter of 1999.

         There was no minority interest in net income of subsidiary for the three months ended June 30, 2000 compared to $38,910 in the comparable 1999 period. We own 100% of all of our subsidiaries following our purchase, in the fourth quarter of 1999, of the 35.5% interest the University of Florida foundation owned in one of our subsidiaries, Intelicus, L.C.

         As a result of the above changes, net income declined by $132,618, resulting in a net loss of $69,955 for the three months ended June 30, 2000 from $62,663 in the comparable 1999 period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Total revenues increased by $153,363 to $1,426,527 for the six months ended June 30, 2000 from $1,273,164 for the comparable 1999 period, representing an increase of 12.0%. The revenue increase is due to the combination of growth in our core degree business, which increased by $311,570 or 36.9%, to $1,155,189 for the six months ended June 30, 2000, from $843,619 for the comparable 1999 period. The revenue increase was partially offset by a decrease in certificate program revenues. Certificate program revenues declined by 35.6%, to $266,081 for the six months ended June 30, 2000 from $413,293 in the comparable 1999 period. In the first quarter of 2000, we reduced the number of certificate programs actively marketed to one, from three in the comparable 1999 period. We took this action to focus on maximizing the profitability from the remaining program and to launch new programs. In the second quarter of 2000, we launched a new certificate program.

         Gross profit increased by $148,171 to $1,116,156 for the six months ended June 30, 2000 from $967,985 for the comparable 1999 period, representing an increase of approximately 15.3%. This increase is the result of growth in our degree programs. Our gross profit percentage increased to 78.2% for the six months ended June 30, 2000 from 76.0% for the comparable 1999 period.

         Operating expenses increased by $618,358 to $1,294,325 for the six months ended June 30, 2000 from $675,967 for the six months ended June 30, 1999, representing an increase of 91.5%. The increase is primarily due to the growth in our personnel from 11 on June 30, 1999 to 29 at June 30, 2000, which resulted in increased payroll and other employee related expenses and additional costs required to expand our infrastructure. The growth in personnel and infrastructure are directly related to our plans to grow, both internally and through acquisitions, our business. Among the employees hired during 2000 were three executives, including a Chief Financial Officer, an Executive Vice President of Business Development and a Vice President as well as personnel in our curriculum development, marketing and technology departments. We expect the rapid growth in personnel and infrastructure to be largely completed during the third quarter. In addition, travel expenses, consulting costs and professional fees increased over the comparable 1999 period reflecting our aggressive efforts to establish new programs and affiliations with educational institutions and other prospective partners. During the second quarter of 2000, we also leased 2,500 additional square feet of office space in the same office park as our Ocoee, Florida headquarters.

         Interest income increased by $146,506 to $151,603 for the six months ended June 30, 2000 as compared to the comparable 1999 period. The increase was due to the investment, in short term and liquid financial instruments, of funds raised during the fourth quarter of 1999.

         There was no minority interest in net income of subsidiary for the six months ended June 30, 2000 compared to $109,396 in the comparable 1999 period. We own 100% of all of our subsidiaries following our purchase, in the fourth quarter of 1999, of the 35.5% interest the University of Florida foundation owned in one of our subsidiaries, Intelicus, L.C.

         As a result of the above changes, net income declined by $203,651, resulting in a net loss of $26,721for the six months ended June 30, 2000 from $176,930 in net income for the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents amounted to $4,060,873 at June 30, 2000, compared to $4,781,033 at December 31, 1999. The net cash used in our operations was $509,211 for the six months ended June 30, 2000 compared to operations providing $502,064 in the comparable 1999 period. Net cash used in operating activities consisted primarily of increased direct marketing costs of $307,226 and higher content development costs of $157,652.

         We used $106,117 in investing activities in the six months ended June 30, 2000 compared with $9,814 in the comparable 1999 period to purchase computer and other office equipment due to the increase in personnel.

         We used $104,832 in financing activities in the six months ended June 30, 2000 compared with $55,000 in the comparable 1999 period. The increase is primarily due the payment of preferred dividends related to the November 1999 sale of $1,750,000 of preferred stock, partially offset by a reduction in notes payable to shareholders that were redeemed in January 1999.

         We expect our current cash and cash equivalents to be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months unless additional cash is needed for acquisitions. Beyond the next 12 months, we may need to obtain additional debt and/or equity financing to fund our operations and anticipated growth. There is no assurance that such funds will be available to us.

SEASONALITY

         We typically offer courses during all three semesters (fall-August through December; spring-December through April; and summer-May through August) of the school year. We believe that the summer semester typically experiences lower enrollment of new students as well as an increase in the number of students taking a "break" from their programs.

RISK FACTORS

         AS INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK, PLEASE CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION IN THIS REPORT AS WELL AS OTHER RISK FACTORS DESCRIBED IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR FORM 10-SB, ANNUAL REPORTS ON FORM 10-K AND THE QUARTERLY REPORTS ON FORM 10-Q. ANY OF THE FOLLOWING RISKS COULD SERIOUSLY HARM OUR BUSINESS AND RESULTS OF OPERATIONS. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOU INVESTMENT.

A FAILURE TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

         Our strategy is to grow aggressively, both internally and through acquisitions. This strategy will place significant demands on our financial, operational, and management resources and will expose us to a variety of risks. Our growth has resulted in an increase in the level of responsibility for our key personnel. Expenses arising from our efforts to complete our recent acquisitions, develop new products, or increase our existing market penetration could have an adverse impact on our business, results of operations, and financial condition.

         We might not be able to integrate acquisition candidates successfully or to manage any addition products and services resulting from such acquisitions. We might experience slower than expected integration efforts. In addition, contemplated recent acquisitions involves products and services in areas in which we do no currently operate.
These acquisitions, if completed, as well as similar types of acquisition or development will require our management to develop expertise in new areas and to attract new customers, both of which may be difficult to do.

WE HAVE RESTRUCTURED OUR SALES FORCE RECENTLY, AND WE DO NOT KNOW YET IF WE HAVE RESOLVED THE TRANSITION ISSUES

         We historically have relied heavily on our telemarketing sales force. Recently, we have restructured our sales force to provide, among other things, specialized expertise within additional vertical markets and product areas. Management will continue to address these transition issues in fiscal 2000 by making additional adjustments within the sales organization. The transition issues associated with the restructuring may recur, and our revenue growth rates may decline and expenses may increase in future quarters.

WE MAY ENGAGE IN ACQUISITIONS, AND WE MAY BE UNABLE TO INTEGRATE ANY NEW OPERATIONS, TECHNOLOGIES, PRODUCTS OR PERSONNEL

         As part of our business strategy, we expect to continue to acquire businesses that offer complementary products, services and technologies. Any acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. These risks include, among other things, the:

o difficulty of assimilating the operations and personnel of the acquired businesses,
o        potential disruption of our ongoing business,
o        distraction of management from our core business,
o inability of management to maximize our financial and strategic position,
o        increase in general and administrative expenses,
o        expansion of management information systems,
o        need for greater facilities requirements,
o        increase in overall headcount,
o maintenance of uniform standards, controls, procedures and policies, and
o impairment of relationships with employees and clients as a result of any integration of new management personnel

         Any of these factors could have a material adverse effect on our business, results of operations or financial conditions, particularly in the case of a larger acquisition.

         Consideration paid for future acquisitions could be in the form of:

o        cash,
o        stock,
o        rights to purchase stock, or
o        a combination of the above types of consideration.

         While we intend to participate in only accretive transactions, dilution of existing stockholders and to earnings per share may result in connection with any such future acquisitions. Our integration processes may also not be successful and the anticipated benefits of any past or future acquisition may not be realized.

SOME OF OUR PRODUCTS ARE LESS PROFITABLE THAN OTHERS

         Some of our revenues are derived from products such as our certificate programs which, as a percentage of revenues, currently require a higher level of development, distribution and support expenditures compared to some of our degree programs. To the extent that revenues generated from these products become a greater percentage of our total revenues, our operating margins will decrease, unless the expenses associated with these products decline as a percentage of revenues.

OUR STOCK PRICE MAY BE VOLATILE

         The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

o        actual or anticipated variations in quarterly results of operations,
o        changes in our intellectual property rights or our competitors,
o        announcements of technological innovations,
o our introduction of new programs, products or services or changes in product pricing by our competitors,
o        changes in financial estimates by securities analysts ,
o announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors, and
o        additions or departures of key personnel.

         The stock prices for many companies in the education sector have experienced wide fluctuations, which often have been unrelated to their operating performance. These fluctuations may adversely affect the market price of our common stock.

THE MARKET FOR DISTANCE LEARNING IN HIGHER EDUCATION CONTINUES TO DEVELOP.

         The market for distance learning continues to develop, but still remains only a small portion of the overall higher education market. Our success will depend upon colleges, universities, associations and companies continuing to implement distance learning programs. To date, we have entered into contracts with only three universities. Any failure of online learning to gain continuing market acceptance would have a material adverse effect on our business and financial results.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE SUCCESSFULLY.

         The distance learning market continues to quickly evolve and is subject to rapid technological change and is extremely competitive in nature. Our competitors vary in size and in the scope and breadth of the products and services they offer. Competition is most intense from colleges' and universities' internal information technology departments. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. We also face significant competition from a variety of companies including:

>> other companies which seek to offer a complete solution including software and services;

>> software companies with specific products for the college and university market;

>>       systems integrators; and

>>       hardware vendors.

         Other competitors in this market include a wide range of education and training providers. These companies use video, cable, correspondence, CD-ROM, computer-based training, and online training.

         We believe that the level of competition will continue to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures we face. Increased competition may result in reduced operating margins, our inability to achieve projected market share and brand recognition. We may not be able to compete successfully against current and future competitors, and competitive pressures we face could have a material adverse effect on our business and financial results.

OUR MARKET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE.

         The market for our products and services is characterized by rapid technological change, changes in customer demands and evolving industry standards. The introduction of services embodying new technologies and the emergence of new industry standards can render existing services obsolete and unmarketable. To succeed, we must address the increasingly sophisticated needs of higher education by improving our software and services to keep pace with technological developments, emerging industry standards and customer requirements. Presently, we purchase our technology from third party vendors as we have no proprietary technology. While we continue to strive to upgrade our technology and seek to acquire companies with state of the art technology, we may not be competitively successful in the future.

TITLE IV AND OTHER GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our operating results could be materially impaired if our revenue splits with our Knowledge Partners are deemed to be "incentive payments" under Title IV or we become subject to burdensome government regulation and legal uncertainties.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY BE BELOW EXPECTATIONS.

         The following factors may affect our quarterly, as well as our annual, operating results:

>> our ability to attract and retain colleges, universities, associations and companies;

>> our ability to successfully implement our proposed distributed learning programs;

>> the amount and timing of operating costs and capital expenditures relating to expansion of our business;

>> our introduction of new or enhanced services and products, and similar introductions by our competitors;

>>       our ability to upgrade and develop our systems and infrastructure;

>>       our ability to attract, motivate and retain personnel; and

>>       technical difficulties in delivering our services.

         As a result, we believe that our prior sales and operating results may not necessarily be meaningful, and that such comparisons may not be accurate indicators of future performance. Just because our business grew substantially during the last two years, we can give no assurance that these percentages will reflect the ongoing pattern of our business.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMPASS KNOWLEDGE HOLDINGS, INC.



Date:    August 14, 2000              By: /s/ Rogers W. Kirven, Jr.
         ---------------                  --------------------------------------
                                          Chief Executive Officer and Director



Date:    August 14, 2000              By: /s/ Anthony Ruben
         ---------------                  --------------------------------------
                                          Chief Financial Officer and Treasurer