Form 10QSB
period 2000-09-30
COMPASS KNOWLEDGE HOLDINGS INC
filed 2000-11-07
CIK 1102908

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-29615

                        COMPASS KNOWLEDGE HOLDINGS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                NEVADA 87-0471549

             ------------------------------------------------------
                  (STATE OR OTHER JURISDICTION OF (IRS EMPLOYER
              INCORPORATION OR ORGANIZATION) IDENTIFICATION NUMBER)

                           2710 REW CIRCLE, SUITE 100
                              OCOEE, FLORIDA 34761
           -----------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (407) 573-2000

           -----------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 (407) 656-7585

           -----------------------------------------------------------
              (REGISTRANT'S FACSIMILE NUMBER, INCLUDING AREA CODE)

                            WWW.COMPASSKNOWLEDGE.COM

                         ------------------------------
                         (REGISTRANT'S WEBSITE ADDRESS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes   [ ] No

         There were 14,875,000 shares outstanding of the Registrant's common stock, $0.001 par value, as of November 6, 2000.

                        COMPASS KNOWLEDGE HOLDINGS, INC.
                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                         PART I - Financial Information


Item 1    Financial Statements

          Consolidated Balance Sheet as of September 30, 2000
              and December 31, 1999                                                  3

          Consolidated Statements of Operations for the Three Months and Nine
              Months ended September 30, 2000 and 1999                               4

          Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and 1999                               5

          Notes to Financial Statements                                              6

Item 2    Management's Discussion and Analysis of Results
              of Operations and Financial Condition                                  6

PART II - Other Information

Item 6    Exhibits and Reports on Form 8-K                                          13

          Signatures                                                                14

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2000            1999
                                                                                -------------    ------------
                          ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                              $ 1,442,637       $ 4,781,033
       Accounts receivable, net of allowance                                      590,196           484,961
           for doubtful accounts of $15,000 and $10,887
           at September 30, 2000 and December 31, 1999
           respectively
       Note receivable from related parties                                            --           120,162
       Prepaid expenses                                                            13,600            48,299
       Other assets                                                               140,450             6,650
                                                                              -----------       -----------
                   Total current assets                                         2,186,883         5,441,105

PROPERTY AND EQUIPMENT, net                                                       200,708            85,752

GOODWILL, net                                                                   3,356,703           977,769
OTHER ASSETS, net                                                               1,086,301           320,898
                                                                              -----------       -----------
                   Total assets                                               $ 6,830,595       $ 6,825,524
                                                                              ===========       ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

       Accounts payable and accrued expenses                                  $   396,795       $   179,149
       Deferred student fees                                                    1,018,993           449,263
       Accrued preferred stock dividends                                               --            17,500
       Amounts due to related parties                                                 500           314,230
                                                                              -----------       -----------
                   Total liabilities                                            1,416,288           960,142
                                                                              -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock, 5,000,000 shares authorized, 2,000 shares issued
                   and outstanding                                              1,667,026         1,667,026
       Common stock, $0.001 par value; 50,000,000 shares authorized,
                   14,875,000 shares issued and outstanding                        14,875            14,750
       Additional paid-in-capital                                               4,557,296         4,283,509
       Unearned compensation                                                      (20,218)          (20,150)
       Retained deficit                                                          (804,672)          (79,753)
                                                                              -----------       -----------
                   Total stockholders' equity                                   5,414,307         5,865,382
                                                                              -----------       -----------
                   Total liabilities and stockholders' equity                 $ 6,830,595       $ 6,825,524
                                                                              ===========       ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            ----------------------------    ----------------------------
                                                                 2000            1999            2000            1999
                                                            ------------    ------------    ------------    ------------
TOTAL STUDENT FEE REVENUE
       Net student fee revenue from degree programs         $    502,519    $    490,764    $  1,657,709    $  1,334,383
       Gross student fee revenue from non-degree programs        297,732         138,125         569,069         567,670
                                                            ------------    ------------    ------------    ------------
                   Net student fee revenue                       800,251         628,889       2,226,778       1,902,053

INSTRUCTION COSTS AND SERVICES                                   231,630         154,483         542,001         459,662
                                                            ------------    ------------    ------------    ------------
                   Gross profit                                  568,621         474,406       1,684,777       1,442,391
                                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES
       Selling and promotional                                   207,248         105,272         418,557         289,826
       General and administrative                                993,919         272,714       2,076,935         764,127
                                                            ------------    ------------    ------------    ------------
                   Total operating expenses                    1,201,167         377,986       2,495,492       1,053,953
                                                            ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                                          (632,546)         96,420        (810,715)        388,438
                                                            ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
       Interest income                                            44,167           5,269         195,770          10,366
       Interest expense                                               --            (793)           (155)        (11,582)
                                                            ------------    ------------    ------------    ------------
                   Total other income                             44,167           4,476         195,615          (1,216)
                                                            ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST IN NET INCOME OF
       SUBSIDIARY                                               (588,379)        100,896        (615,100)        387,222

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                         --          38,670              --         148,066
                                                            ------------    ------------    ------------    ------------
NET (LOSS)/INCOME                                               (588,379)         62,226        (615,100)        239,156

LESS: PREFERRED STOCK DIVIDENDS                                   35,000              --         109,822              --
                                                            ------------    ------------    ------------    ------------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                 $   (623,379)   $     62,226    $   (724,922)   $    239,156
                                                            ============    ============    ============    ============
EARNINGS PER SHARE
       Basic                                                $     (0.042)   $         --    $     (0.049)   $         --
                                                            ============    ============    ============    ============
       Diluted                                              $     (0.040)   $         --    $     (0.046)   $         --
                                                            ============    ============    ============    ============

PRO FORMA EARNINGS PER SHARE
       Basic                                                $         --    $      0.005    $         --    $      0.020
                                                            ============    ============    ============    ============
       Diluted                                              $         --    $      0.005    $         --    $      0.020
                                                            ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                                  14,832,880              --      14,777,828              --
                                                            ============    ============    ============    ============
       Diluted                                                15,408,491              --      15,643,638              --
                                                            ============    ============    ============    ============

PRO FORMA WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic and Diluted                                              --      12,250,000              --      12,250,000
                                                            ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                            2000           1999
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (Loss)/Income                                                 $  (615,100)   $   239,156
      Adjustments to reconcile net income to net cash
          used in/provided by operating activities
               Depreciation and Amortization                                376,927          9,590
               Amortization of unearned compensation                         23,846         21,418
               Minority interest in net income                                   --        147,866
               Changes in assets and liabilites related to operations
                      Accounts receivable                                   300,814       (189,737)
                      Provision for losses on accounts receivable           (10,887)            --
                      Prepaid taxes                                         (13,600)            --
                      Prepaid expenses                                      (76,984)       (31,753)
                      Other current assets                                   (8,515)        13,974
                      Other long term assets                             (1,012,336)       (82,964)
                      Accounts payable and accrued expenses                 200,146         46,859
                      Due to related parties                               (313,730)       (65,091)
                      Deferred student fees                                 150,493         36,252
                                                                        -----------    -----------
                                 Net cash (used in)/provided by
                                 operating activities                      (998,926)       145,570
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                   (149,497)        (9,815)
      Acquisitions, net of cash                                          (2,080,151)            --
                                                                        -----------    -----------
                                 Net cash used in investing
                                 activities                              (2,229,648)        (9,815)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Payments of notes payable to stockholders                                  --        (30,000)
      Payment of note payable to related parties                                 --        (25,000)
      Payment of preferred dividend                                        (109,822)            --
                                                                        -----------    -----------
                                 Net cash used in financing
                                 activities                                (109,822)       (55,000)
                                                                        -----------    -----------
NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                                   (3,338,396)        80,755

CASH AND CASH EQUIVALENTS, beginning of period                            4,781,033        103,058
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                $ 1,442,637    $   183,813
                                                                        ===========    ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Interim Statements. The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company's Form 10-SB/A. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Form 10-SB/A for the year ended December 31, 1999 filed with the Securities and Exchange Commission filed on May 12, 2000.

         The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year.

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2. Reclassification. Certain 1999 amounts have been reclassified to be consistent with the 2000 presentation. These reclassifications did not have an impact on the 1999 results of operations of financial position.

3. As of September 30, 2000 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,464,800 shares of common stock outstanding at September 30, 2000. The impact of the assumed conversion of the preferred stock was not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

         For purposes of presenting earnings per share, common stock issued to effectuate the transaction with Winthrop Industries, Inc. and in the exchange between Compass Knowledge Group, Inc. and Rehabilitation Training Institute, Inc. are assumed to have been outstanding for the period ended September 30, 1999. Accordingly, the earnings per share presentation for this period has been labeled as pro forma earnings per share.

4. We have not recorded an income tax provision due to recurring losses. As a result of the uncertainty of the timing of the net operating loss carryforwards, no net deferred tax asset has been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         The following discussion should be read in conjunction with the more detailed information included in our consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this report. The following discussion may contain certain forward-looking statements that involve risks and uncertainties. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof, other variations thereof, or comparable terminology. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The risks and uncertainties we face include, but are not limited to, those discussed in the section entitled "Risk Factors" included in this report. Readers should carefully review these risk factors as well as other risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including Form 10-SB filed with the Securities and Exchange Commission filed on May 12, 2000, Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q.

         OVERVIEW

                  The following discussion of our results of operations and financial condition should be read in conjunction with the text and consolidated financial statements and the notes thereto as included in our Form 10-SB/A for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on May 12, 2000. Our operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

         RESULTS OF OPERATIONS

                  Set for below is certain of our selected consolidated financial and operating information for the three months and nine months ended September 30, 2000 and the comparable period in 1999. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our Consolidated Financial Statements and Notes thereto.


                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                --------------------------   --------------------------
                                                     2000           1999          2000           1999
                                                -----------    -----------   -----------    -----------
Total student fee revenue                       $   800,251    $   628,889   $ 2,226,778    $ 1,902,053
Gross Profit                                    $   568,621    $   474,406   $ 1,684,777    $ 1,442,391
Net (Loss)/ Income Before Minority Interest     $  (623,380)   $   100,896   $  (724,921)   $   387,222
Net (Loss)/ Income After Minority Interest      $  (623,380)   $    62,226   $  (724,921)   $   239,156
Earnings per share, basic                       $    (0.042)            --   $    (0.049)            --
Earnings per share, diluted                     $    (0.040)            --   $    (0.046)            --
Pro forma earnings per share, basic                      --    $     0.005            --    $     0.020
Pro forma earnings per share, diluted                    --    $     0.005            --    $     0.020

Weighted average shares outstanding
     (in thousands)
              Basic                                  14,833             --        14,778             --
              Diluted                                15,408             --        15,644             --
Pro forma weighted average shares outstanding
     (in thousands)
              Basic and diluted                                     12,250                       12,250



                                                    AT SEPTEMBER 30, 2000
                                                    ---------------------

         Working Capital                                 $  770,595
         Total Current Assets                            $2,186,883
         Total Property and Equipment, net               $  200,708
         Total Current Liabilities                       $1,416,288
         Stockholders' Equity                            $5,414,307


         THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

                  Total revenues increased by $171,362 to $800,251 for the three months ended September 30, 2000 from $628,889 for the comparable 1999 period, representing an increase of 27.2%. The increase is primarily due to growth in our non-degree business, which increased by $159,607, or 116%, to $297,732 for the three months ended September 30, 2000 compared to $138,125 in the year ago period. The increase was driven by the contribution from the August 2000 acquisitions of Jamita, Inc. ("Jamita") and Rutherford Learning Group ("RLG"), combined with revenues from two new non-degree programs launched during the September 2000 quarter. The revenue gains were partially offset by the negative revenue impact of not offering several unprofitable non-degree programs that were sold during the comparable year ago period. Our degree program business grew by 2.4%, to $502,519 for the three months ended September 30, 2000, from $490,764 for the comparable 1999 period. The increase in core degree revenue reflects the addition of our new degree program, Administration of Criminal Justice, which we launched during the September 2000 quarter.

                  Gross profit increased by 19.9%, to $568,621 for the three months ended September 30, 2000 from $474,406 for the comparable 1999 period. This increase is principally due to the contribution of our non-degree business, driven by the Jamita and RLG acquisitions. Our gross profit margin declined to 71.1% for the three months ended June 30, 2000 from 75.4% for the comparable 1999 period reflecting start-up inefficiencies associated with the launch of one new degree program and two new non-degree programs.

                  Operating expenses increased by $823,181 to $1,201,167 for the three months ended September 30, 2000 from $377,986 for the three months ended September 30, 1999, representing an increase of 218%. The increase is primarily due to the growth in our personnel, from 12 full-time employees on September 30, 1999 to 41 full-time employees at September 30, 2000, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The growth in personnel and infrastructure are directly related to our plans to grow our business, both internally and through acquisitions. The third quarter 2000 expenses reflected the first full quarter of expenses associated with a number of key executives hired during the second quarter of 2000 as well as the addition of several highly talented business development and support employees hired during the third quarter. We believe our current team is presently adequate to support our planned growth. Therefore, we expect the growth in general and administrative to slow in future quarters. In addition to personnel and infrastructure costs, sales expenses, travel expenses, consulting costs and professional fees increased over the year ago period reflecting our aggressive efforts to establish and launch new programs.

                  Interest income increased by $38,898 to $44,167 for the three months ended September 30, 2000 as compared to the comparable 1999 period. The increase was due to the investment, in short term and liquid financial instruments, of funds raised during the fourth quarter of 1999.

                  There was no minority interest in net income of subsidiary for the three months ended September 30, 2000 compared to $38,670 in the comparable 1999 period. We own 100% of all of our subsidiaries following our purchase, in the fourth quarter of 1999, of the 35.5% interest the University of Florida foundation owned in, Intelicus, L.C. except for Jamita which has a 10% minority ownership.

                  As a result of the above changes, net income declined by $650,605, resulting in a net loss of $588,379 for the three months ended September 30, 2000 compared with net income of $62,226 in the comparable 1999 period.

         NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                  Total revenues increased by $324,725 to $2,226,778 for the nine months ended September 30, 2000 from $1,902,053 for the comparable 1999 period, representing an increase of 17.1%. The increase is primarily due to growth of our degree business, which increased by $323,326, or 24.2%, to $1,657,709 for the nine months ended September 30, 2000 compared to $1,334,383 in the year ago period. Growth in our PhD programs combined with the launch of a new degree program in the third quarter of 2000 drove the increase. Our non-degree program revenue was up 0.2% for the nine months ended September 30, 2000, to $569,069 from $567,670, an increase of $1,399. The contribution from the August 2000 acquisitions of Jamita and RLG, combined with revenues from three new non-degree programs launched during 2000 was offset by the impact of not offering several non-degree programs that were sold during the comparable 1999 period.

                  Gross profit increased by 16.8%, to $1,684,777 for the nine months ended September 30, 2000 from $1,442,391 for the comparable 1999 period. This increase is principally due to the growth in our degree program business combined with new margin dollars from the non-degree programs provided by the Jamita and RLG acquisitions partially offset by reduced margin contribution from other non-degree business. Our gross profit margin declined to 75.7% for the nine months ended June 30, 2000 from 75.8% for the comparable 1999 period.

                  Operating expenses increased by $1,441,539 to $2,495,492 for the nine months ended September 30, 2000 from $1,053,953 for the nine months ended September 30, 1999, representing an increase of 137%. The increase is primarily due to the growth in our personnel, from 12 full-time employees on September 30, 1999 to 41 full time employees at September 30, 2000, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The growth in personnel and infrastructure are directly related to our plans to grow, both internally and through acquisitions, our business. We believe our current team is largely adequate to support our planned growth. Therefore, we expect the growth in general and administrative to slow in future quarters. In addition to personnel and infrastructure costs, sales expenses, travel expenses, consulting costs and professional fees increased over the year ago period reflecting our aggressive efforts to establish new programs and affiliations with educational institutions and other prospective partners.

                  Net interest income increased by $196,831 to $195,615 for the nine months ended September 30, 2000 as compared to the comparable 1999 period. The increase was due to the investment, in short term and liquid financial instruments, of funds raised during the fourth quarter of 1999.

                  There was no minority interest in net income of subsidiary for the nine months ended September 30, 2000 compared to $148,066 in the comparable 1999 period. We own 100% of all of our subsidiaries following our purchase, in the fourth quarter of 1999, of the 35.5% interest the University of Florida foundation owned in, Intelicus, L.C. except for Jamita which has a 10% minority ownership.

                  As a result of the above changes, net income declined by $1,002,322, resulting in a net loss of $615,100 for the nine months ended September 30, 2000 compared with net income of $387,222 in the comparable 1999 period.

         LIQUIDITY AND CAPITAL RESOURCES

                  Our cash and cash equivalents amounted to $1,442,637 at September 30, 2000, compared to $4,781,033 at December 31, 1999. The net cash used in our operations was $998,926 for the nine months ended September 30, 2000 compared to operations providing $145,570 in the comparable 1999 period. We have extended our scope of operations by investing in the identification, contracting of, repurposing and marketing our new degree and non-degree programs. Four of these programs have been launched through September 30, 2000 while several others will be launched over the next few quarters. These investments increased direct marketing and content costs of $518,032 and $474,405 respectively, for the nine months ended September 30, 2000.

                  We spent $2,080,151 to acquire Jamita and RLG. Of that amount, $1,875,000 in cash was paid to Jamita, $50,000 in cash was paid to RLG and $155,151 constituted deal expenses. The details of the Jamita and RLG transactions are described in the 8K/A filed by us on October 30, 2000.

                  We used $149,497 in investing activities during the nine months ended September 30, 2000 compared with $9,815 in the comparable 1999 period. The increase was primarily for the purchase of computers and other office equipment directly related to the increase in personnel and programs.

                  We used $109,822 in financing activities during the nine months ended September 30, 2000 compared with $55,000 in the comparable 1999 period. The increase is due the payment of preferred dividends related to the November 1999 sale of $1,750,000 of preferred stock.

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

         A FAILURE TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

                  Our strategy is to grow aggressively, both internally and through acquisitions. This strategy will place significant demands on our financial, operational, and management resources and will expose us to a variety of risks. Our growth has resulted in an increase in the level of responsibility for our key personnel. Expenses arising from our efforts to integrate our recent acquisitions, develop new products, or increase our existing market penetration could have an adverse impact on our business, results of operations, and financial condition.

                  We might not be able to integrate our acquisitions successfully or to manage any addition products and services resulting from such acquisitions. We might experience slower than expected integration efforts. In addition, our recent acquisitions of Jamita and the Rutherford Learning Group involve products or services in areas in which we have not previously operated. These acquisitions as well as similar types of acquisition or development will require our management to develop expertise in new areas and to attract new customers, both of which may be difficult to do.

         WE HAVE RESTRUCTURED OUR SALES FORCE RECENTLY, AND WE DO NOT KNOW YET IF WE HAVE RESOLVED THE TRANSITION ISSUES

                  We historically have relied heavily on our telemarketing sales force. Recently, we have restructured our sales force and added a business development group to provide, among other things, specialized expertise corporate business development, additional vertical markets and product areas. Management will continue to address these transition issues in fiscal 2000 by making additional adjustments within our sales organization. The transition issues associated with this restructuring may recur, and our revenue growth rates may decline and expenses may increase in future quarters.

         WE MAY ENGAGE IN ACQUISITIONS, AND WE MAY BE UNABLE TO INTEGRATE ANY NEW OPERATIONS, TECHNOLOGIES, PRODUCTS OR PERSONNEL

                  As part of our business strategy, we expect to engage in joint ventures and alliances as well as to continue to acquire businesses that offer complementary products, services and technologies. Any ventures, alliances, acquisitions or investments will be accompanied by certain risks. These risks include, among other things, the:

         o difficulty of assimilating the operations and personnel of the targeted businesses,

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

         o        unanticipated adverse market conditions,

         o actual or anticipated variations in quarterly results of operations,

         o changes in our intellectual property rights or our competitors,

         o        announcements of technological innovations,

         o our introduction of new programs, products or services or changes in product pricing by our competitors, o changes in financial estimates, o announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors, and

         o        additions or departures of key personnel.

                  The stock prices for many companies in the education sector have experienced wide fluctuations, which often have been unrelated to their operating performance. These fluctuations may adversely affect the market price of our common stock.

         THE MARKET FOR DISTANCE LEARNING IN HIGHER EDUCATION CONTINUES TO DEVELOP.

                  The market for distance learning continues to develop, but still remains only a small portion of the overall higher education market. Our success will depend upon colleges, universities, associations and companies continuing to implement distance learning programs. To date, we have entered into contracts with only five universities. Any failure of online learning to gain continuing market acceptance would have a material adverse effect on our business and financial results.

         WE OPERATE IN A HIGHLY COMPETITIVE MARKET AND WE MAY NOT HAVE ADEQUATE RESOURCES TO COMPETE SUCCESSFULLY.

                  The distance learning market continues to quickly evolve and is subject to rapid technological change and is extremely competitive in nature. Our competitors vary in size and in the scope and breadth of the products and services they offer. Competition is most intense from colleges' and universities' internal information technology departments. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. We also face significant competition from a variety of companies including:

         o other companies which seek to offer a complete solution including software and services;

         o        companies which provide large libraries of content;

         o software companies with specific products for the college and university market;

         o        systems integrators; and

         o        hardware vendors.

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

         OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY BE BELOW EXPECTATIONS.

                  The following factors may affect our quarterly, as well as our annual, operating results:

         o our ability to attract and retain colleges, universities, associations and companies;

         o our ability to successfully implement our proposed distributed learning programs;

         o the amount and timing of operating costs and capital expenditures relating to expansion of our business;

         o our introduction of new or enhanced services and products, and similar introductions by our competitors;

         o our ability to upgrade and develop our systems and infrastructure;

         o        our ability to attract, motivate and retain personnel; and

         o        technical difficulties in delivering our services.

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

         PART II - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         10.8 Employment Agreement dated May 1, 2000 between Anthony R. Ruben and Compass Knowledge Holdings, Inc.

         10.9 Employment Agreement dated May 1, 2000 between Ramsey Hashem and Compass Knowledge Holdings, Inc.

         27       Financial Data Schedule

(b)      Reports on Form 8-K

              On August 23, 2000 we filed Form 8-K (pursuant to Items 2 and 7) whereby we acquired all of the capital stock of Jamita, Inc. (Jamita) and Rutherford Learning Group, Inc. (RLG). Pursuant to the Jamita agreement, we paid the Jamita shareholders $1.875 million (before contingent consideration) solely in cash. In addition, we issued, in escrow, 562,500 shares of our common stock valued at $2.00 per share for distribution to the Jamita shareholders subject to Jamita having net collections of approximately $1 million in the first fiscal year following the closing.

              Pursuant to the RLG agreement, we paid Michael Rutherford, the sole shareholder, $50,000 in cash and issued him 125,000 shares of our common stock valued at $2.00 per share and 10% of the total issued and outstanding capital stock of Jamita.

              On October 13, 2000 we filed Form 8K/A whereby we submitted the financial information required pursuant to Item 7.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPASS KNOWLEDGE HOLDINGS, INC.


Date:    NOVEMBER 7, 2000                BY: /s/ ROGERS W. KIRVEN, JR.
                                         ------------------------------------
                                         Chief Executive Officer and Director

Date:    NOVEMBER 7, 2000                BY: /s/ ANTHONY RUBEN
                                         ------------------------------------
                                         Chief Financial Officer and Treasurer