Form 10KSB
period 2000-12-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2001-03-15
CIK 1102908

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                                  (Mark One)

     [X]         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended December 31, 2000
                                       or
     [_]      Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from  _______________  to  _______________

                        Commission file number: 0-29615

                       COMPASS KNOWLEDGE HOLDINGS, INC.

            (Exact Name of Registrant as Specified in its Charter)

                   Nevada                               87-0471549
                   ------                               ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)             Identification Number)

                2710 REW CIRCLE, SUITE 100
                OCOEE, FLORIDA                                 34761

        (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (407) 573-2000

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

                               (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the year ended December 31, 2000 were $3,381,359.

As of March 1, 2001, the aggregate market value of the voting and non-voting common equity of the Registrant based upon the last sale price of the Common Stock as quoted by the NASDAQ Over-The-Counter Bulletin Board (symbol "CKNO") held by non-affiliates of the Registrant was approximately $3,348,4665.

As of March 1, 2001, there were 14,875,000 shares of the common stock of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The description in this Report relating to the contents of any agreements or other documents are qualified in their entirety by reference to those documents, copies of which are filed with this Report or otherwise filed with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY", "EXPECT," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE THEREOF, OR OTHER VARIATIONS THEREOF AND WHICH ARE THUS PROSPECTIVE. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES, CHANGING ECONOMIC CONDITIONS, FACTORS DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AND OTHER FACTORS, SOME OF WHICH WILL BE OUTSIDE THE CONTROL OF MANAGEMENT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD REFER TO AND CAREFULLY REVIEW THE INFORMATION DESCRIBED IN FUTURE DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION.

                               TABLE OF CONTENTS


Part I

     Item 1.  Description of Business                                                            -1-

     Item 2.  Description of Property                                                           -17-

     Item 3.  Legal Proceedings                                                                 -18-

     Item 4.  Submission of Matters to a Vote of Security Holders                               -18-

Part II

     Item 5.  Market for Common Equity and Related Stockholder Matters                          -19-

     Item 6.  Management's Discussion and Analysis or plan of Operations                        -20-

     Item 7.  Financial Statements                                                              -27-

     Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial         -28-
              Disclosure

Part III

     Item 9.  Directors, Executive Officers, Promoters & Control Persons                        -28-

     Item 10. Executive Compensation                                                            -31-

     Item 11. Security Ownership of Management and Principal Stockholders                       -34-

     Item 12. Transactions with Management and Others                                           -36-

     Item 13. Exhibits, Lists and Reports on Form 8-K                                           -37-

Signatures                                                                                      -40-

Part F/S                                                                                        F-1

                                     PART I

Item 1. Description of Business

Overview

     Compass Knowledge Holdings, Inc. (the "Company") is engaged, through it subsidiaries, in the online distance learning ("eLearning") industry with a focus on becoming a leading provider of accessible, high quality education for working professionals, primarily focused in the healthcare and K-12 educational marketplace and a preferred provider of select training courses and eLearning business solutions to the corporate marketplace. We provide a fully-integrated suite of learning solutions that combines proprietary course content and curriculum of our university partners in a fully hosted e-technology environment.

     The Company has four operating subsidiaries, Compass Knowledge Group, Inc. ("Compass"), Intelicus, L.C. ("Intelicus"), Educators' Learning Network, Inc. ("eLNet") and the Rutherford Learning Group, Inc. ("RLG"), which provide the Company's product offerings.

     We began our business in 1993 through a predecessor corporation and were reorganized in November of 1999 with the acquisition of Winthrop Industries, Inc. ("WII"). The Company maintains its principal executive offices at 2710 Rew Circle, Suite 100, Ocoee, Florida 34761. Our telephone number is (407) 573-2000. Our Internet website addresses are as follows:

                           www.CompassKnowledge.com
                           ------------------------
                           www.eLNetonline.com
                           -------------------
                           www.Intelicus.com
                           -----------------
                           www.KnowledgePharm.com
                           ----------------------
                           www.JurisAlliance.com
                           ---------------------
                           www.CJ-Direct.com
                           -----------------
                           www.workingprofessional.com
                           ---------------------------
                           www.Requisitesofaleader.com
                           ---------------------------
                           www.GlobalHealthEd.com
                           ----------------------

Historical Background

     The Company's business began with Professional Educational Seminars, Inc., a Florida corporation which purchased the operating division and intellectual property of Paul M. Deutsch Press, Inc. in November 1993. Professional Educational Seminars was formed for the purpose of developing, owning and operating seminars, developing and providing non-degree programs and developing and publishing materials in life care planning for catastrophic injuries and impairments. In November 1993, Rogers W. Kirven, Jr., our Chief Executive Officer, and several other individuals acquired all the issued and outstanding stock of Professional Educational Seminars, and in 1994 the name of Professional Educational Seminars, Inc. was changed to Rehabilitation Training Institute, Inc., one of our wholly-owned subsidiaries.

     In March of 1996, Rehabilitation Training Institute with the University of Florida Health Services, Inc., a Florida corporation and an affiliate of the University of Florida, formed Intelicus, LC, a Florida limited liability company organized for the purpose of developing, marketing and operating degree and non-degree programs for healthcare professionals. Rehabilitation Training Institute was ultimately issued 64.5% of the ownership interest in Intelicus and University of Florida Health Services was issued the remaining 35.5% ownership interest. Intelicus was managed by four managing members, two appointed by Rehabilitation Training Institute and two appointed by University of Florida Health Services.

     On February 9, 1999, Compass Knowledge Group, Inc. was incorporated under the laws of the State of Florida for the purpose of establishing a company to acquire companies and develop and operate businesses involved in the distance learning business. Compass Knowledge Group had no operating history. Upon formation, the shareholders of Compass Knowledge Group were issued 9,188,257 shares of its common stock, $.001 par value.

     Effective October 31, 1999, Compass Knowledge Group, Inc. consummated a tax-free stock exchange with the shareholders of Rehabilitation Training Institute whereby Rehabilitation Training Institute shareholders exchanged, on a one-for-one basis, all of their common stock in Rehabilitation Training Institute for common stock in Compass Knowledge Group, Inc. No new shares of common stock were issued to the shareholders of Compass Knowledge Group, Inc. as part of the exchange. Upon consummation of the stock exchange, Compass Knowledge Group owned 100% of Rehabilitation Training Institute and Rehabilitation Training Institute owned 64.5% of Intelicus. The University of Florida Health Services owned the remaining 35.5% of Intelicus. The exchange was accounted for as a business combination among control groups, similar to a pooling of interests.

     In October 1999, Compass Knowledge Group agreed to purchase the 35.5% equity interest in Intelicus, LC which was then owned by The University of Florida Foundation, Inc. as a result of a gift from the University of Florida Health Services, Inc. In exchange for the 35.5% interest, Compass Knowledge Group agreed to issue to The University of Florida Foundation 465,000 shares of its common stock and to contribute $300,000 to The University of Florida Foundation for the purpose of establishing an endowment fund for health professionals. As a condition to the closing, The University of Florida, College of Pharmacy agreed to extend for a period of five (5) years the term of its professional service agreements with Compass Knowledge Group for an additional 35,000 shares of its common stock. This transaction was valued at $2.00 per share, which was the fair market value of the stock of Compass Knowledge Group at that time. These transactions were closed on December 1, 1999. Other than that of an arms-length business arrangement and the ownership of 5.27% of our common stock, there is no affiliation between us and The University of Florida.

     The purchase of The University of Florida Foundation's interest in Intelicus was structured as an equity exchange whereby The University of Florida Foundation received 465,000 shares of our common stock (approximately 3.2% of our issued and outstanding common stock) in exchange for its 35.5% ownership interest in Intelicus, thereby making Intelicus our wholly owned subsidiary. The University of Florida Foundation is entitled to a one-time piggy-back registration right and a nominee of The University of Florida Foundation, Inc. shall be appointed to our board of directors for so long as The University of Florida Foundation owns at least 1% of our issued and outstanding stock, as calculated on a fully diluted basis.

     On November 15, 1999, the Company was recapitalized in a tax-free acquisition of Winthrop Industries, Inc., a Nevada corporation. In accordance with the acquisition agreement, our common stockholders received one share of Winthrop Industries' common stock for each share of common stock owned by them and our preferred shareholders received a like kind and number with identical preferences of Series A Preferred Stock in Winthrop Industries in exchange for our Series A Preferred Stock. Winthrop Industries also adopted our Stock Option Plan, thereby allowing our option holders to exercise their options to acquire common shares of Winthrop Industries in accordance with the adopted Stock Option Plan. No new shares of common stock were issued to the shareholders of Winthrop as part of the exchange. For accounting purposes, the acquisition was accounted for as a recapitalization of Compass Knowledge Group, Inc. with Compass Knowledge Group as the acquirer.

     As an additional negotiated condition of the Winthrop Industries acquisition, the management of Winthrop Industries completed an offering on November 15, 1999 of 2,000,000 shares of its common stock, at an offering price $2.00 per share. The offering was made pursuant to an exemption from registration under the Securities Act of 1933, provided by Regulation D, Rule 506, of said Act, raising proceeds of $3,936,025, net of offering costs of $63,975. Neither Compass Knowledge Group nor any of its officers, directors or shareholders assisted or participated in this offering.

     At the time we closed the transaction with Winthrop Industries, Winthrop had no operations. The principal reasons for this transaction were to obtain cash in the amount of $3,936,025 (which Winthrop had raised as a result of a sale pursuant to the private placement of 2,000,000 shares of its common stock) and to become a publicly traded company, listed on the NASDAQ Over-The-Counter Bulletin Board.

     Contemporaneous with the acquisition of Winthrop Industries, its officers and directors resigned and were replaced by our officers and directors. The name of Winthrop Industries was changed to Compass Knowledge Holdings, Inc. Prior to the acquisition of Winthrop Industries, our management had no relationship with Winthrop Industries or its shareholders. At the time of the Exchange, none of the shareholders of Winthrop or their officers or directors owned any stock in Compass and none of the Compass shareholders or their officers or directors owned any stock in Winthrop. The net proceeds from it's offering was the only material asset of Winthrop at the time of the closing of the exchange. Upon the consummation of the Winthrop Industries acquisition, Mr. Kirven, our Chief Executive Officer, owned approximately 30% of our issued and outstanding voting common stock and Mr. Devine, our President, owned approximately 21%.

     On December 24, 1999, two of our principal shareholders and officers, Rogers W. Kirven, Jr. and Daniel J. Devine, collectively gifted 350,000 shares of our common stock owned by them to The University of Florida Foundation for the purpose of providing an endowment for health professionals.

     Beginning with the purchase of Professional Education Seminars, Inc. in November 1993 and continuing through the present, Mr. Kirven, our Chief Executive Officer, and Mr. Devine, our President, who collectively own approximately 53% of our issued and outstanding voting common stock and held proxies for the other shareholders of the Company prior to the Winthrop Industries acquisition, have controlled and directed our operations.

     Effective December 1, 1999, we issued 500,000 shares of our common stock, $.001 par value, to The University of Florida Foundation, Inc. in consideration of its 35.5% in Intelicus, L.C., a operating subsidiary and an extension of the term of contracts with the College of Pharmacy, University of Florida. These shares were valued at $2.00, which was the market value of our stock on the date the parties reached an agreement. The shares were issued in reliance upon an exempt from registration under Section 4(2) of the Securities Act.

     On August 15, 2000, we completed the acquisition of the outstanding capital stock of Educators' Learning Network, Inc., ("eLNet"), f/k/a Jamita, Inc., a distance learning leadership development services firm serving the K-12 educator's marketplace headquartered in Cincinnati, Ohio. The capital stock was acquired from a group of employee shareholders and their family members who had no prior relationships with us. The purchase price of $1.875 million (before contingent consideration) was paid solely in cash. In addition, 562,500 shares of our common stock valued at $2.00 per share (which is approximately the average closing price of the stock for the 20-day period ended August 14, 2000) was placed into an escrow account for distribution to the Jamita shareholders subject to Jamita having net collections of approximately $1 million in the first fiscal year following the closing. We may also make additional payments if certain net collection goals are achieved in each of the first two fiscal years following the closing. The acquisition has been accounted for using the purchase method of accounting. We filed Form 8-K with respect to this transaction with the SEC on August 23, 2000 which was amended in Form 8-K/A filed with the SEC on October 23, 2000 and subsequently amended on October 30, 2000 with inclusion of the audited financial information required by Form 8-K. Parties interested in the Company are encouraged to review these filings for more detail with respect to this transaction.

     On August 15, 2000, we also completed the acquisition of the outstanding capital stock of Rutherford Learning Group, Inc., ("RLG"), an educational leadership and professional development company services firm headquartered in Charlotte, North Carolina. Prior to the acquisition, RLG, through a consulting agreement, provided eLNet with onsite consulting and video presentation materials for its K-12 leadership programs. The capital stock was acquired from Michael Rutherford, the sole employee shareholder. Mr. Rutherford had no prior relationships with us. The purchase price consisted of $50,000 in cash, 125,000 shares of our common stock valued at $2.00 per share (which is approximately the average closing price of the stock for the 20-day period ended August 14, 2000) and 10% of the total issued and outstanding capital stock of eLNet. The acquisition has been accounted for using the purchase method of accounting. We filed Form 8-K with respect to this transaction with the SEC on August 23, 2000 which was amended in Form 8-K/A filed with the SEC on October 23, 2000 and subsequently amended on October 30, 2000 with inclusion of the audited financial information required by Form 8-K. Investors are encouraged to review these filings for more detail with respect to this transaction.

     We funded the cash portion of the purchase price of eLNet and RLG from our existing cash reserves.

Our Business

     We are a distance learning ("eLearning") company that provides our clients and customers with a suite of eLearning solutions and services. We offer a fully-integrated suite of learning solutions that combines proprietary course content and curriculum of our knowledge partners which we align and market in our eLearning models. We also provide our clients and customers with fully hosted e-technology platforms.

     We offer, sell and deliver through our wholly-owned subsidiaries, Intelicus and Compass, our healthcare educational programs, and the healthcare educational programs of our university and knowledge partners, through our multi-modal delivery system, an innovative, flexible delivery concept that gives working professionals the ability to earn advanced degrees and certificates and gain specialized knowledge in a distance learning format.

     We also provide through our subsidiaries, Educators' Learning Network ("eLNet") and Rutherford Learning Group ("RLG"), a menu of quality available professional staff development courses, including our marquee program "Requisites of a Leader" to superintendents, principals, assistant principals and administrators in the K-12 education marketplace. eLNet provides its programs via satellite and internet exchanges to approximately 635 schools nationwide in approximately 30 independent school districts. RLG is a consulting firm which provides programming and content to eLNet.

     We are also developing an initiative to market and support the delivery of corporate training courses and eLearning business solutions. We anticipate creating eLearning solutions that will include any combination of off-the-shelf courseware and fully customized content developed in conjunction with our corporate clients. These solutions may range from training programs to end-user business solutions.

Our Business Model

Our business model is based on the following characteristics:

     . Identification of specialized niche markets primarily in the healthcare and K-12 education marketplaces that allow for scalability and significant profit margins.

     . Recurring and multiple revenue streams from student enrollments and multiple year contracts with our knowledge partners which enhance predictability and reduce volitility.

     . Cash flow from steady tuition payments, bi-annual dispersed school board funds, and broad operating margins, which supports debt-free growth and scalability.

     . A centralized cost structure and cross-utilization of curricula creating opportunities for operating leverage.

     . Multiple knowledge partner relationships without the regulatory risks customarily associated with education institutions.

Degree Programs

     .    Doctor of Pharmacy
     .    Doctor of Audiology
     .    Bachelor of Science in Administration of Criminal Justice
     .    Bachelor of Science in Radiologic Science

Non-degree Programs

     .    Psychopharmacology Training
     .    Requisites of a Leader
     .    Life Care Planning
     .    Herbal Products and Counseling
     .    Diabetes Management
     .    Anticoagulation Therapy

Current Programs

1.   The Working Professional Doctor Of Pharmacy Program

     This degree program is designed for pharmacists who wish to advance their careers by upgrading their professional credentials to a Doctor of Pharmacy. This program is offered in conjunction with The University of Florida, College of Pharmacy.

     Presently, our Doctor of Pharmacy Program has approximately 550 students enrolled for the Spring 2001 semester. Tuition currently ranges from $18,000 to $22,500 for this three-year degree program, depending on whether the student is a resident or nonresident of Florida or is a student enrolled under a corporate plan.

2.   The Working Professional Doctor Of Audiology Program

     This degree program is designed for the working professional audiologist to upgrade their degree to the Doctorate of Audiology (Au.D.) and to provide working audiologists with the complex and diverse skills necessary to meet the challenges of the healthcare marketplace. This program is offered in conjunction with The University of Florida.

     There are presently approximately 270 students enrolled in this 18-month program, each paying $12,555 in tuition.

3.   Criminal Justice

     This degree program (presently the only program we offer outside the healthcare and K-12 educators markets) is designed for the working professional interested in criminal justice or corrections to advance their education from basic training to a Bachelor in Criminal Justice Administration. This program is offered in conjunction with The College of West Virginia.

     There are presently 63 students enrolled in this program for the Spring 2001 semester, each paying $2,100 in tuition per semester.

4.   Radiologic Science

     This recently introduced degree program is designed for the working professional interested in Radiologic Sciences and who wish to advance their education to a Bachelor Radiologic Science. We are offering this program in conjunction with the Florida Hospital College of Health Sciences.

     There are currently 14 students enrolled in this program for the Spring 2001 semester, each paying $1,200 in tuition. Tuition will increase to $1,800 per semester in the following semesters.

5.   Requisites of a Leader

     The Requisites of a Leader is a professional development non-degree program focused on leadership principles and targeted to practicing principals, assistant principals, potential principals, superintendents, and central office staff in the K-12 education marketplace.

     The Requisites of a Leader program is presently delivered via digital satellite over the Echostar network. The program is broadcast live from Charlotte, NC from PBS affiliate WTVI. This live format allows for up to date content during each program. There are currently approximately 635 schools subscribing to the Requisites of a Leader program at an average yearly cost of approximately $2,000 per school.

     In addition to this core program, eLNet, our subsidiary which owns and operates the Requisites of a Leader program, is expanding its course offerings. In the first quarter of 2001, eLNet anticipates that it will launch two new programs that will begin broadcasting over the same satellite network. These professional development courses will be targeted at the 2.8 million plus teachers in the United States. These courses will consist of 3 to 16 programs, and will feature recognized consultants within the industry.

6.   Psychopharmacology Training

     This non-degree program is designed for the working professional psychologist interested in psychopharmacology. The program is structured for licensed psychologists who have a doctor's degree and who wish to advance their education in this field. The program was launched in the fall of 2000 in conjunction with Fairleigh Dickinson University.

     We currently have approximately 35 students enrolled for the spring semester, 2001, each paying tuition of $1,740.

7.   Life Care Planning

     This non-degree program is targeted toward rehabilitation, healthcare, and vocational professionals desiring to add billable skills to their professional capabilities. Life care plans are documents that are used generally as evidence in litigation. The plan reviews the cause and result of the catastrophic injury and then defines the plan of care format for the catastrophically injured individual. Healthcare and financial aspects are planned for the full life expectancy of the injured individual. This program is composed of six training sessions and two distance learning modules offering up to 120 post-graduate hours in professional training focused on life care planning for catastrophic case management including vocational issues that are vital to life care planning.

     We currently train in excess of 300 students per year. The total tuition cost for this program is $3,595. In addition to the non-degree program, nine (9) additional advanced courses may be offered at a cost of $795 per course and an annual conference is held during the fourth quarter of each year at a cost of between $325 to $425 per student depending on time of registration.

8.   Herbal Products And Counseling

     This non-degree program is designed to educate the pharmacist regarding the science of herbal formulas. Additionally, the pharmacist will be taught how to consult with their customers regarding the facts, fiction, and use of herbal products. It is anticipated that this program will be expanded to other healthcare professionals.

     In the current semester of our Herbal program there are approximately 24 students enrolled each paying $595.00, excepting those individuals receiving corporate discounts.

9.   Diabetes Management and Anticoagulation Therapy

     These non-degree programs are expected to be launched in the first and third quarters of 2001, respectively.

Our Marketing Model

     .    Our Market Model

     We believe marketplace development is one of the most critical components of a successful program. We begin the marketplace development by conducting an extensive evaluation of certain identified market niches using a model which utilizes various criteria and methods for determining the viability of a given market. Our model consists of a series of low cost direct response market tests to prove or disprove market acceptance of a specific program. The model also schedules and scores the effectiveness of each specific marketing test. This model has proven to be effective in pre-testing programs in a low cost manner, allowing management to determine how successful a possible program will be before investing in complete program development.

     .    Comprehensive Marketing Management

     We use a media mix of direct response marketing, advertising, public relations, internet marketing, telephone call center technology and database management to acquire students. Every marketing event is tracked, allowing for effective evaluation of each marketed program. Our call center, in combination with our marketing software program, provides immediate feed back on various aspects of the marketed program. The data is also used to further refine the targeted market using our call center and direct marketing services.

     We also utilize software that allows for consistent tracking of all student and task contact. Not only does this improve current student communication, it also allows us to continue a relationship with the student. The database tracks which new programs and which new products would be of interest to students.

     Quality improvement is implemented by surveys of participants in each program. Instructor knowledge, instructor effectiveness and curriculum application is rated. Once analyzed, action programs are implemented to upgrade and enhance our products and services.

     In addition to the above described marketing methods and techniques, eLNet, our subsidiary which focuses on the K-12 education marketplace, uses a direct sales force in order to market the school districts. Marketing is also conducted through advertising in industry publications, attendance at major conferences, and partnering and aligning with prominent professional development consultants, academies and organizations.

Market

     The United States and international education market may be generally divided into the following segments:

     . Kindergarten through twelfth grade (and overseas counterparts) schools ("K-12");
     .    Vocational and technical training;
     .    Workplace and consumer training; and
     .    Degree-granting ("Higher Education").

     We operate primarily in the Higher Education and workplace and consumer training segments focusing on the healthcare and K-12 workplace markets. The U.S. Department of Education estimated that adults over 24 years of age comprised approximately 6.1 million, or 39.2%, of the 15.5 million students enrolled in Higher Education programs in 1998. Currently, the U.S. Bureau of Census estimates that approximately 76% of students over the age of 24 work while attending school. The Department of Education estimates that by the year 2003, the number of adult students over the age of 24 will remain approximately the same at 6.1 million, or 40.3%, of the 15.2 million students projected to be enrolled in Higher Education programs.

     We serve the needs of mid-career, working professional adults, by providing:

     . Convenient access to a learning environment (primarily through its Internet and satellite-based delivery systems);
     . Degree programs offered by accredited institutions that can be completed in a reasonable amount of time for a reasonable cost;
     . Programs that provide knowledge and skills with immediate practical value in the workplace;
     . Education provided by qualified faculty members with current practical experience in fields related to the subjects they instruct; and
     . Learning resources available electronically and other mediums regardless of geographical location.

  We believe that the requirements of the adult working population represent a significant market opportunity to accredited Higher Education institutions that can offer programs that meet these unique needs.

     Presently, all but one of our programs (our Bachelor's Degree in Criminal Justice Administration) provide educational degrees and non-degrees to the healthcare and K-12 education marketplaces. Approximately, 98.9% of our revenues are derived from this marketplace. Currently, approximately 67% of our net revenues is derived from our degree programs, approximately 19.5% is derived from our non-degree programs and approximately 13.4% is derived from subscription consulting and other services. We believe, based upon recent trends in the education and healthcare industies and technology advancements, that this market will continue to increase. Our opinion is also based on the following factors:

     .    generally healthcare and education professionals are required by their profession to take continuing education courses;

     . healthcare and education professionals have a history of taking education courses; and

     . healthcare and education professionals have historically been rewarded by increase in compensation for taking continuing education courses.

     With respect to our healthcare programs, our research also leads us to believe that, as with the healthcare industry in general, growth in the education healthcare marketplace will also be driven by pressures to reduce cost from managed care organizations, government agencies, regulators, large corporations, small businesses, and consumers. These cost pressures have generally resulted in lower incomes, downsizing, and greater workloads for all healthcare workers, which we believe prompts the learning of new skills. Besides maintaining proficiency, many healthcare professionals also obtain additional education so that they can increase their income through specialization. We believe that these factors are the primary drivers for the increased interest in distance learning programs.

     With respect to the K-12 educators market, there are over 100,000 public and private schools in the United States. These schools are faced with the challenge of providing high-quality educational services. One of the many issues that these schools must address in providing such services is adequately trained administrators and teachers. Throughout this marketplace there are initiatives and budget allocations being made to provide professional development programs to these individuals. ELNet's strategy is to focus on this sector and currently has a market penetration of about 0.6%. It is our goal to substantially increase our market share. The largest school districts and several of our target markets are in Florida, Texas, California and Ohio.

Competition

     The higher education and workplace markets are still, for the most part, highly fragmented and competitive with no private or public institution enjoying a significant market share. We compete with a number, of large, highly capitalized for-profit companies that focus on the higher education market such as the University of Phoenix Online, Strayer University, Apollo Group, Inc., DeVry, The Lightspan Partnership, Convene.com and ITT Educational Services. We also compete with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Other companies focus on the corporate training and workplace market (e.g., the CBT Group, The Learning Tree) and a smaller number are recognized as specialty providers including Sylvan Learning and NCS Computer.

     While we believe that our delivery models, our niche marketing strategy and our focus on customer acquisition and marketing differentiates us from the competition, we believe that the level of competition will continue to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies and institutions. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures we face. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors, and the competitive pressures we face could have a material adverse effect on our business and financial results.

Government Regulations

     General. With the exception of certain state licensing regulations described below, we are subject to little governmental regulation other than the securities laws and regulations applicable to all publicly owned companies and laws and regulations applicable to businesses generally. Few laws and regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for its services or otherwise have a material adverse effect on our future operating performance.

     State Regulations. Educational institutions are required to have authorization to operate as degree-granting institutions in each state where they operate physical sites which provide educational programs. Certain states also take the position that any education institution providing online degrees to students residing in their state is required to satisfy certain state standards. Some states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution's accreditation and be approved by the appropriate state authorization agency. Only one of our knowledge partners, The University of Florida, is presently authorized to operate in only three states in which it provides degrees through our web-utilized delivery system. If The University of Florida and/or our other knowledge partners are required to obtain authorization to provide distance learning degree and non-degree programs in such other states, it could have a material adverse effect on our business, financial status and our ability to expand our business.

     The adoption of any additional laws or regulations may decrease the popularity or expansion of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business. Moreover, the applicability of existing laws to the Internet is uncertain with regard to many issues including property ownership, intellectual property, export of encryption technology, sales tax, libel and personal privacy. Our business and financial results could be seriously harmed by any new legislation or regulation of these types. There are an increasing number of laws and regulations pertaining to the Internet. These laws and regulations relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

     Federal Regulations. Our operating results could be materially impaired if our revenue splits with our Knowledge Partners are deemed to be "incentive payments" under Title IV or we become subject to burdensome government regulation and legal uncertainties. The Company has requested from the U.S. Department of Education ("DOE") in a private letter ruling that its business model does not violate the provisions of Title IV regarding "incentive payments." As of this date, we have not received any response from the DOE. While management believes that a favorable ruling will be forthcoming, no assurance can be given.

Strategic Alliances

     An important part of our strategy is to enhance our business by establishing long term strategic alliances with universities, colleges and other knowledge content providers. These alliances are based upon a model whereby we bear the risk of marketplace development and obtain content from our knowledge partner, thereby making our central operations the delivery of specialized content in the context of our delivery system.

     Generally, our university partners provide us with the curriculum and content for our degree and non-degree programs. While the universities own the content and curriculum that make up the core of our existing programs, we otherwise typically own all rights, title and interest in the derivative works and our systems.

     We perform the following activities with respect to our programs:

        .  Student Registration Processing

        .  Student Support

        .  Assistance in Curriculum Development

        .  Administration of Multimedia

        .  Administration of Hardcopy Materials

        .  Daily Management of Student Database

        .  Daily Financial Management

        .  Quality Control

        .  Facilities Management

        .  Approval and Maintenance of Program Content

        .  Creation of Video Content as well as editing and enhancement.

        .  Creation of Audio Content as well as editing and enhancement

        .  Marketing of Programs

        .  Development of Market Strategies

        .  Execution of Market Strategy

        .  Development of Promotional Literature

        .  Development of Collateral Materials

        .  Development and Management of Mailing Lists

        .  Management of Telephone Database

        .  Providing Software and Technology Platforms

     We currently have 28 contracts with The University of Florida for two ongoing degree and four ongoing non-degree programs. Our degree programs have five year terms and we receive between 38% and 50% of total student fees received with respect to these programs depending on the level of service we provide. Our non-degree programs have terms tied to the economic life of the program which we estimate to be approximately 10 years. We pay The University of Florida 3 to 15 percent of total student fees collected with respect to non-degree programs.

     We have also begun an iniative with GE Medical Systems, a division of General Electric Company ("GE") whereby we will use the marketing channels and marketing strength of GE to assist in marketing certain healthcare programs. In consideration for their channels and efforts, we have agreed to pay a commission on all sales made as a result of their channels or efforts.

     We are also actively engaged in discussions with several potential strategic partners with either curriculum, content and/or technology specialties. These content providers offer opportunities for us to rapidly move forward with the introduction of new programs designed specifically for personnel and clients of such partners as well as new marketplaces.

     Likewise we have recently signed an agreement with Eduprise, Inc., a private e-Learning services company to provide the following e-Learning services with respect to certain of our programs beginning in the first semester of 2001:

  .  Solution Management Services

  .  Strategic Services
        . Assessment and status review of university and corporate partner instructional technology systems

  .  Infrastructure Support Services
        .  24x7 student and instructor help desk
        .  24x7 high-bandwidth, redundant global network
        .  24x7 hosting and support services for software platforms

  .  Instructional Development Services
        .  Instructional Design Help Desk for Instructors
        .  Resource Center
        .  Software Training for Instructors

  .  Course Conversion Services

     While we believe that our relationship with Eduprise will enhance our ability to stay on the leading edge of rapidly developing content delivery technology and solutions, no assurance can be given that this relationship will be successful. If such relationship is not continued for any reason we will be required to either contract with another company to provide similar services or develop such services internally.

Program Development Strategy

     Our program development team consists of senior professionals who hold at least a masters or doctorate degree. Our entry-level new program management staff are required to have a bachelors degree. We believe that these educational requirements will enable them to work more effectively with the academic personnel of our content partners. Additionally, we updated our software and development tools to include a multi-step management process to effectively monitor and manage each individual program as it is developed. With these additional resources, we anticipate that the typical program development will be three to six months in length.

     Our Program Development strategy is organized around a four-step process that includes:

1.  Course/Program Identification

     A program or course is developed from an analysis of the marketplace. We only develop and deliver a specific program after we have completed several market tests and received the level of marketplace interest that we believe is necessary to develop, sell and operate a program profitably.

     We scan the marketplace to find educational opportunities that are quickly transferable to our delivery models. The criteria that are required for initial consideration of a potential program include:

  .  Identified opportunity in the working professional marketplace;

  .  Designed for the working professional;

  . Suitable to the technology and marketing approach of our delivery system and our learning model; and

  . Offers financial and specific career benefits to the student which are consistent with our slogan "Knowledge That Earns".

2.   Curriculum Design

     Once a new product is identified, the curriculum must be designed to operate within our delivery system. Most existing degree or non-degree programs that are identified are not scalable or able to be easily integrated into a distributed learning format without completely restructuring the curriculum. Therefore, our first step is to locate the best "Knowledge Experts" and begin the design. Where it is needed, an "Academic Curriculum Committee" will provide oversight and recommendations regarding the curriculum's academic goals and structure. An "Academic Accreditation Partner" may also be involved, particularly where degree accreditation is needed.

     Once the educational objectives have been determined, the "Knowledge Expert" will become a part of our instructional design team whose members include an instructional designer, media/art producer, and a technology specialist. The task of the instructional design team is to create the highest quality, dynamic, and interactive learning environment possible. The team uses technology and Internet communication tools in combination with proven curriculum design methods. We believe that this instructional design system produces the highest outcomes as measured in student knowledge, application of that knowledge and successful graduation.

3.   The Object Learning Model

     Our object-learning model has been developed to be delivered to students utilizing, as a component of, our web-based or satellite delivery systems. Our learning model is based upon the following characteristics:

  .  Curriculum

     Programs are developed to provide for specific educational outcomes. We believe that by integrating academic theory with professional practice that the marketability of our students in the work place is increased thereby creating the opportunity for higher pay and better positions.

     We are in a constant process of updating and improving our programs and the curriculum. In conjunction with this process we have implemented a quality assessment program which allows our students and professors to assess and rate our programs and curriculum based on a number of factors which includes:

     .  Effectiveness of our programs

     .  Ease of participation and access

     .  Quality of content

     .  Depth of content

     .  Program efficiency and length

     .  Outcome satisfaction

     Based upon the level of rating, we make the necessary and appropriate modifications and adjustments in an effort to achieve the intended and desired results.

  .  Faculty

     A key characteristic of all of our programs is to supply our students with mentor professors and facilitators with the appropriate academic credentials and demonstrated professional experience in the area of instruction. We also require the professors to have the requisite professional experience. We maintain a quality assessment program which serves to develop continuous curriculum and professor improvement which, we believe, helps students attain their objectives. Our quality assessment program allows our students to assess and rate the quality of the professors. If a professor is given a less than "better than average" rating by our students, we immediately remedy the problem or replace him or her.

  .  Competency-based Evaluation

     In assessing a student's progress, we utilize competency-based evaluations throughout our programs. This allows students to focus their attention on their areas of weakness.

  .  Interactive Learning

     Courses are designed for maximum faculty and student interaction. Group activity coupled with interactive electronic applications allows the students access to our professors and fellow students.

  .  Case Method of Learning

     Many of our programs utilize the case method learning approach. This methodology provides students with real-life case studies that they can apply to the workplace.

  .  Academic Degrees and Non-degrees

     The programs are developed to award academic degrees and non-degrees from partner educational institutions, upon successful completion of all courses. In addition, non-degrees of completion are awarded for successful completion of each individual course.

4.   Our Delivery System

     The working professional has a select set of educational requirements. We attempt to meet these needs for accessibility, time and cost effectiveness, and immediate applicability to work through our delivery system. This system allows the student to utilize the program within the time and access demands of the working professional. This system is designed to let students in any geographic location take the program. Some programs require the student to travel to a centralized location at least once per course to interact with their mentor/professor and other students. The key components of the model include:

  .  Internet casework prescribed by mentor/professor.

     The Internet is used as a component of our system by giving the student the ability to:

     . Communicate with their mentor/professor and fellow students via e-mail and web chat

     .  Research online resources

     .  Review syllabus and course information

     .  Complete online tests

     .  Submit homework

  .  Video workbook completed at home.

     The majority of the lecture material is presently videotaped and distributed to the students to be viewed at their own schedule. Expert presenters are brought to a video production facility for filming prior to the beginning of the course. This format allows the students to view the material at a time convenient for them and allows them to review it multiple times if required.

  .  Audio Streaming

     Recently, we have also begun using with certain of our programs audio streaming with PowerPoint presentations. We believe that this additional feature will enhance the quality of our programs and provide a more effective learning experience for our students.

  .  Clinical class work on a select basis to determine competence.

     Some courses require students to demonstrate certain competencies in order to successfully complete the program. These competencies are related to the applicable course and in the case of our Doctor of Pharmacy, Doctor of Audiology and Life Care Planning programs are developed in regional meeting sites.

     For our Doctor of Pharmacy and Doctor of Audiology programs, we establish regional meeting sites in select geographical areas where at least one instructor is provided for at least five but typically no more than 25 students who are within two to three hours driving distance from the meeting site. Generally, if there are less than five students in any given geographical area then in order to take the program the student will be required to travel to the nearest regional meeting site. Usually, if there are more than 25 students in any such area, we break the region into as many multiple areas as are necessary to satisfy our enrollment/instructor criteria.

     For our Life Care Planning program where student enrollment has been historically less than our doctorial programs and where the students typically live in diverse, unconcentrated locations, we provide for rotating multiple meeting sites to minimize the distance which the students are required to travel.

  . Group interaction allowing for specific study of content topics and case presentations.

  Group interaction is utilized to give the student the opportunity to discuss and express their understanding of the applicable material. Group interaction can take place in person at a regional location or it can take place via the telephone or web chat. We feel that the group interaction component reinforces the learning experience and effectiveness of the curriculum.

Employees

     On March 1, 2001, we employed 36 people comprised of eight product development personnel, 10 marketing personnel, three technology individuals, 10 business development personnel and five individuals in general administration. We will hire additional employees on an as needed basis. We believe that our relationship with our employees is good. None of our employees are members of collective bargaining units or labor union contract nor have we been subjected to any strikes or employment disruptions.

Major Suppliers

     Except for curriculum obtained from The University of Florida, which is currently a large portion of our educational content, we obtain our products and supplies from many different individuals and entities and are not dependent on any major suppliers. An interruption or loss of our relationship with The University of Florida would have a material adverse effect on our business and financial results.

Dependence on Key Customers

     Presently, we have only four university knowledge partners, with The University of Florida providing a major portion of our content for our healthcare programs. We are highly dependant on The University of Florida but anticipate continuing to enter into agreements with other colleges, universities, associations and companies at large for content. An interruption or loss of our relationship with The University of Florida would have a material adverse effect on our business and financial results.

Patents, Trademarks, Licenses

     We do not depend upon any patents to conduct our business; nor do we hold any such patents. We have currently filed applications with the US Patent and Trademark Office ("PTO") to register the following trade names, trademarks and service marks:

Compass Knowledge      Educators' Learning Network     Knowledge That Earns
JurisAlliance          CJ-Direct                       KnowledgePharm
Global HealthEd        Executive J.D.                  Intelicus
eLNet

     With respect to the applications for "Compass Knowledge" and "KnowledgePharm" we have received a notice of office action from the PTO indicating that upon its initial review these marks maybe deceptively similar to marks presently registered or pending. Accordingly, no assurance can be given that such applications will result in registered names or marks. Failure to obtain registrations for certain of these applications could have a material adverse effect our business. Similarly, there can be no assurance that the steps we are taking will protect our proprietary rights and will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, service marks, trade dress and similar proprietary rights.

     In addition, we have received an initial rejection by the PTO to our attempt to register "Executive J.D." As a result of this action by the PTO and because we have decided not to pursue, at this time, an Executive J.D. program, we intend to withdraw this registration.

     We have approximately 28 professional service agreements (or license arrangements) with The University of Florida with respect to use of The University of Florida's name, logo and content in both course development and marketing. If we were to breach these agreements, it would have a material adverse effect on our business and financial results.

Software

     We currently use component software from the following vendors:

     Microsoft Corporation         Navison Solutions
     Eshare Technology             Intel
     WebCT                         Macromedia Products
     WebBoard

     The Microsoft Corporation provides the NT Small Business Server 4.5. for our file servers. Eshare Technology provides our chat server software. We have obtained a license from WebCt to provide the software necessary to operate our educational programs in conjunction with our university and college partners. We utilize a hosting company for the majority of our web hosting needs.

     We presently run our accounting systems utilizing Intel's Quickbooks and Microsoft Excel spreadsheets but are in the process of changing our accounting software by installing Navison Financials and hope to have such program fully operational by the end of the first quarter 2001.

Research and Development

     In our Form 10-SB filed with the Commission in May 2000, we reported $167,063 of costs incurred with respect to research and development activities. Upon further review with our accountants we have determined that such costs are not associated with research and development activities as those terms are traditionally understood but rather program development costs. Accordingly, we have not incurred any costs associated with research and development activities for the year ended December 31, 2000.

Costs and Effects of Compliance with Environment Laws

     To the best of our knowledge, we are in compliance with all applicable federal, state, and local environmental laws and regulations. We are unaware of any federal, state or local environmental laws or regulations which have a material effect on our operations and business. We have incurred minimal costs associated with environmental compliance.

Item 2.   Description of Property

     The majority of our business activities are conducted out of our corporate offices located at Suite 100, 2710 Rew Circle and Suites 105 and 200, 2704 Rew Circle, Ocoee, Florida 34761. These facilities house our technical and administrative offices. These spaces consist of approximately 7,000 square feet of office and production space. The lease terms expire on September 30, 2002 and July 31, 2001, respectively. The average monthly rent is approximately $10,170, or $122,043 per annum.

     We believe that our leased property is in good condition and is well maintained. Due to our rapid growth, we may lease additional technical and administrative office space in the near future. We believe that such space can be secured on commercially reasonable terms and without undue operational disruption. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.   Legal Proceedings

     Neither the Company, nor any of its subsidiaries are a party to any legal action or proceeding which would have a material adverse effect on its business or results of operation.

Item 4.   Submission of Matters to a Vote of Security Holders

     Pursuant to a Proxy Statement filed with the SEC in accordance with Regulation 14A and mailed to our shareholders, the Company held on December 12, 2000 at 10:00am Eastern Standard Time at its corporate offices in Ocoee, Florida its annual Shareholders meeting whereby the following items were presented to our Shareholders for their approval:

  . To elect five (5) directors, each to serve until the next annual meeting of our Stockholders or until their successors have been duly elected and qualified;

  . To consider and act upon a proposal to ratify and approve the Company's 2000 Stock Option Plan; and

  . To ratify the appointment of Arthur Andersen as the Company's independent certified accountants.

  With respect to such Annual Meeting there were 15,750,000 shares outstanding (including 875,000 common votes by our Series A Preferred shareholder), each having one vote. There were no shares voting in person and 11,608,300 shares were represented by valid proxy.

The Voting results were as follows:

VOTE 1:
-------

Election of members of the Board of Directors.  Persons elected:

NAME                                SHARES FOR                 SHARES AGAINST             ABSTAIN
----                                ----------                 --------------             --------
                               Proxy      In Person          Proxy     In Person       Proxy    In Person
                               -----      ---------          -----     ---------       -----    ---------
Rogers W. Kirven, Jr.        11,444,808      -0-            36,250        -0-         127,242       -0-

Daniel J. Devine             11,444,808      -0-            36,250        -0-         127,242       -0-

Dr. Robert Frank             11,462,308      -0-            18,750        -0-         127,242       -0-

Dr. Paul Lerman              11,462,308      -0-            18,750        -0-         127,242       -0-

Thomas J. Crane              11,462,308      -0-            18,750        -0-         127,242       -0-

VOTE 2:
------

Approval of 2000 Company Stock Option Plan.


                                                              SHARES FOR           SHARES AGAINST           ABSTAIN
                                                              ----------           --------------           -------

                                                          Proxy    In Person     Proxy    In Person     Proxy   In Person
                                                         ------    ---------     -----    ---------     -----   ---------
                                                      10,530,184      -0-        46,154      -0-         -0-       -0-


VOTE 3:
-------

Appointment of Arthur Andersen as the Company's auditors.


                                                              SHARES FOR           SHARES AGAINST           ABSTAIN
                                                              ----------           --------------           -------
                                                          Proxy    In Person     Proxy    In Person     Proxy   In Person
                                                         ------    ---------     -----    ---------     -----   ---------
                                                      11,593,550      -0-        14,750      -0-         -0-       -0-


No other matters were brought to the attention of our Shareholders for vote.


                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     (a) Market Prices of Common Stock. Our common stock, par value $.001 per share, was eligible in July 1998 for trading on the NASDAQ Over-The-Counter Bulletin Board service under the symbol "WTHP" which was changed to "CKNO" effective with our recapitalization on November 15, 1999.

     Until November 15, 1999 there was no established trading market for our common stock. The Company's shares of common stock are currently listed and traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol CKNO. Because we engage in Over-The Counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low closing prices for the Company's common shares for the fourth quarter of 1999 and each quarter of 2000 were as follows:


Period                               Per Share of Common Stock
------
                                         Closing Prices
                                         --------------
                                    High                  Low
                                    ----                  ---
1999
----
Fourth Quarter                     $8.00                 $3.75

2000
----
First Quarter                      $7.25                 $3.875
Second Quarter                     $5.125                $1.5
Third Quarter                      $2.312                $1.812
Fourth Quarter                     $1.937                $0.8125

     The last sales price of our common stock on March 1, 2001 as reported on the NASDAQ OTC:BB was $0.56 per share.

         (b) Shareholders. As of March 1, 2001, we had 14,875,000 shares of common stock outstanding and approximately 210 stockholders of record.

         (c) Dividends. We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Twelve Months Ended December 31, 2000 Compared To Twelve Months Ended December 31, 1999

         Total revenues increased by $722,053 to $3,381,359 for fiscal 2000, from $2,659,306 in fiscal 1999, representing an increase of 27.2%. The increase is primarily from our eLNet subsidiary, which was formed following our August 2000 acquisitions of Jamita, Inc. ("Jamita") and Rutherford Learning Group ("RLG"), which contributed $441,118 in revenues from the date of acquisition. Degree program revenue also increased, growing by 20.7%, or $388,025, in fiscal 2000 to $2,265,592 from $1,877,567 in fiscal 1999. These increases were partially offset by a $90,323, or 12.0%, decline in non-degree program revenue, to $659,972 in fiscal 2000 from $750,295 in fiscal 1999. The decline in non-degree program revenue was in part due to not offering several programs in fiscal 2000 that were offered in fiscal 1999, partially offset by the introduction of several new programs during fiscal 2000.

         Gross profit increased by $375,376 to $2,418,581 for fiscal 2000 from $2,043,205 in fiscal 1999, representing an increase of 18.4%. The increase is due to the contribution from our new eLNet subsidiary combined with continued revenue growth in our degree programs. This increase was partially offset by declines in our non-degree programs. Our gross profit margin declined to 71.5% in fiscal 2000 from 76.8% in fiscal 1999 reflecting lower overall margins in both our degree and non-degree programs, partially offset by higher-than-company-average-margins in our eLNet business.

         Operating expenses increased by $2,084,888 to $3,788,806 for fiscal 2000 from $1,703,918 for fiscal 1999, representing an increase of approximately 122%. The increase is primarily due to an increase in personnel, from 17 employees at December 31, 1999 to 38 employees at December 31, 2000, which resulted in compensation and other employee related expenses increasing by $691,785 in fiscal 2000 to $1,179,394. The growth in headcount corresponds with our strategy of growing the company internally and through acquisitions; in fiscal 2000, we completed our executive team, hired sales, business development and support personnel and absorbed the talented managers associated with our Jamita and RLG acquisitions. Depreciation and amortization expense increased by $721,604 to $740,351, $98,738 of which is included in cost of goods sold, during fiscal 2000 reflecting the amortization of other assets, primarily marketing and content development investments undertaken in support of newly launched degree and non-degree programs, as well as the amortization of goodwill related to acquisitions. Additionally, travel and marketing expenses increased by $236,125 and $193,155, respectively, in fiscal 2000, to $254,237 and $824,836, respectively, reflecting our aggressive efforts to grow our business.

         Net interest income increased by $210,455 to $215,714 in fiscal 2000 from $5,259 in fiscal 1999. The increase was due to the investment of funds raised during the fourth quarter of 1999.

         There was no minority interest in net income of subsidiary in fiscal 2000 compared to $189,114 for fiscal 1999. We own 100% of all of our subsidiaries following our purchase, in the fourth quarter of 1999, of the 35.5% interest The University of Florida Foundation owned in Intelicus, L.C. except for eLNet which has a 10% minority ownership. No value was given to the minority interest based on eLNet's operating results.

     As a result of the above changes, net income declined by $1,309,943, resulting in a net loss of $1,154,511 for fiscal 2000 compared with net income of $155,432 in fiscal 1999.

Liquidity And Capital Resources

     Our cash and cash equivalents equaled $840,785 at December 31, 2000, compared to $4,781,033 at December 31, 1999. The net cash used in our operations was $1,447,933 for fiscal 2000 compared to net cash provided of $432,688 in fiscal 1999. We have expanded our scope of operations by investing in the identification, contracting of, repurposing and marketing of programs in our degree, non-degree and eLNet businesses. Four (4) new programs were launched in fiscal 2000 while several others will be launched over the next several quarters. These initiatives required us to invest $670,320 in direct marketing activities and $645,936 in repurposing and developing content in fiscal 2000, compared to content expenditures of $321,170 in fiscal 1999.

     We used $2,080,151 to acquire Jamita and RLG. Of that amount, $1,875,000 in cash was paid to the Jamita shareholders, $50,000 in cash was paid to the RLG shareholder and $155,151 constituted deal expenses. The details of the Jamita and RLG transactions are described in the Form 8K/A filed by us on October 30, 2000.

     We used $249,840 to purchase property and equipment during fiscal 2000 compared with $78,777 in fiscal 1999. The increase was primarily for the purchase of computers and other office equipment directly related to the increase in personnel and programs.

     We used $162,324 in financing activities, to pay dividends on preferred stock, during fiscal 2000. In fiscal 1999, we raised net cash of $5,603,051 from the sale of common and preferred equity securities and used a portion of the proceeds to repay $855,000 of outstanding notes payable and distribute $89,755 to minority stockholders and members of subsidiaries.

     We expect our current cash and cash equivalents to be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months unless additional cash is required for acquisitions which we will obtain, if necessary, through debt and/or equity raises. If such capital is not available, we will be unable to consummate any such acquisitions. Beyond the next 12 months, we may need to obtain additional debt and/or equity financing to fund our operations and anticipated growth. There is no assurance that such funds will be available to us.

     Considering our current cash position as well as our projected cash flows for fiscal 2001 including the attendant risks and contingencies associated with the expected realization of such cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, there will be limitations on our ability to continue to develop new product offerings, expand our infrastructure and acquire new companies and businesses for which significant amounts of cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time, it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from employee and other infrastructure costs related to the termination or discontinuation of such programs, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate all unnecessary employee and infrastructure costs and expenses related to such terminated and discontinued programs.

Subsequent Event.

     On February 26, 2001, we began offering for sale, pursuant to Regulation D, Rule 506 of the Securities Act of 1934 through a board authorized Private Placement Memorandum ("PPM"), Units consisting of 1,000,000 additional shares of our restricted common stock and warrants to purchase 500,000 shares of our common stock at $0.50 per share. As of March 1, 2001 we have not sold any securities pursuant to the PPM.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

Any of the following risks could seriously harm our business and results of operation.

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

     We Have Restructured Our Operations.

     Recently, we have restructured our operations and intend to primarily concentrate on our core competencies to provide, among other things, specialized expertise in content repurposing and development and marketing in our primary market niches and by adding certain additional vertical markets and product offerings. Management will continue to monitor these adjustments in fiscal 2001 and will make additional adjustments within our organization, if necessary. The transition issues associated with this restructuring may recur, and our revenue growth rates may decline and expenses may increase in future quarters.

     We May Engage in Acquisitions, and We May Be Unable to Integrate any New Operations, Technologies, Products or Personnel

     As part of our business strategy, we expect to engage in joint ventures and alliances as well as to continue to acquire businesses that offer complementary products, services and technologies. Any ventures, alliances, acquisitions or investments will be accompanied by certain risks. These risks include, among other things, the:

     . expenditures of cash which may reduce our cash reserves to critical levels,
     . difficulty of assimilating the operations and personnel of the targeted businesses,
     . potential disruption of our ongoing business, . distraction of management from our core business, . inability of management to maximize our financial and strategic position,
     .  increase in general and administrative expenses,

     . expansion of management information systems, . need for greater facilities requirements, . increase in overall headcount,
     . maintenance of uniform standards, controls, procedures and policies, and . impairment of relationships with employees and clients as a result of any integration of new management personnel

     Any of these factors could have a material adverse effect on our business, results of operations or financial conditions, particularly in the case of a larger acquisition.

     Consideration paid for future acquisitions could be in the form of:

     .  cash,
     .  stock,
     .  rights to purchase stock
     .  convertible promissory notes, or
     .  a combination of the above types of consideration.

     While we intend to participate in only accretive transactions, dilution of existing stockholders and to earnings per share may result in connection with any such future acquisitions. Our integration processes may also not be successful and the anticipated benefits of any past or future acquisition may not be realized.

     Some of Our Products Are Less Profitable Than Others

     Some of our revenues are derived from products such as our non-degree programs which, as a percentage of revenues, currently require a higher level of development, distribution and support expenditures compared to some of our degree programs. To the extent that revenues generated from these products become a greater percentage of our total revenues, our operating margins will decrease, unless the expenses associated with these products decline as a percentage of revenues.

     Our Stock Price May Continue To Be Volatile

     The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

     .  unanticipated adverse market conditions,
     . actual or anticipated variations in quarterly results of operations, . changes in our intellectual property rights or our competitors, . announcements of technological innovations,
     . our introduction or elimination of new programs, products or services or changes in product pricing by our competitors,
     .  changes in financial estimates,
     . announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors,
     . additions or departures of key personnel, and . regulatory changes or interpretations.

     The stock prices for many companies in the eLearning education sectors have experienced wide fluctuations, which often have been unrelated to their operating performance. We believe that these fluctuations have adversely affected the market price of our common stock.

     The Market For Distance Learning In Higher Education Continues To Develop.

     The market for distance learning continues to develop, but still remains only a small portion of the overall higher education market. Our success will depend upon colleges, universities, associations and companies continuing to implement distance learning programs. We presently have entered into contracts with only three universities. Any failure of online learning to gain continuing market acceptance would have a material adverse effect on our business and financial results.

     We Operate In A Highly Competitive Market And We May Not Have Adequate Resources To Compete Successfully.

     The distance learning market continues to quickly evolve and is subject to rapid technological change and is extremely competitive in nature. Our competitors vary in size and in the scope and breadth of the products and services they offer. Competition is most intense from colleges and universities. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. We also face significant competition from a variety of companies including:

     . other companies which seek to offer a complete solution including software and services;
     .  companies which provide large libraries of content;
     . software companies with specific products for the college and university market;
     .  systems integrators; and
     .  hardware vendors.

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

Our Market Is Characterized By Rapid Technological Change.

     The market for our products and services is characterized by rapid technological change, changes in customer demands and evolving industry standards. The introduction of services embodying new technologies and the emergence of new industry standards can render existing services obsolete and unmarketable. To succeed, we must address the increasingly sophisticated needs of higher education by improving our software and services to keep pace with technological developments, emerging industry standards and customer requirements. Presently, we purchase our technology from third party vendors as we have no proprietary technology. While we continue to strive to upgrade our technology and seek to acquire or partner with companies with state of the art technology, we may not be competitively successful in the future.

     Our Operating Results Are Likely To Fluctuate Significantly And May Be Below Expectations.

     The following factors may affect our quarterly, as well as our annual, operating results:

     . our ability to attract and retain colleges, universities, associations and companies;
     . our ability to successfully implement our proposed distributed learning programs;
     . the amount and timing of operating costs and capital expenditures relating to expansion of our business;
     . our introduction of new or enhanced services and products, and similar introductions by our competitors;
     .  our ability to upgrade and develop our systems and infrastructure;
     . our ability to attract, motivate and retain personnel; and . technical difficulties in delivering our services.

     As a result, we believe that our prior sales and operating results may not necessarily be meaningful, and that such comparisons may not be accurate indicators of future performance. Just because our business grew during the last two years, we can give no assurance that these percentages will reflect the ongoing pattern of our business.

     History of Losses

     Prior to expanding our infrastructure and business in fiscal year 2000 the Company was profitable, but during the fiscal year 2000 the Company has been unable to generate revenue sufficient offset these additional expenses and charges. Consequently, the Company sustained substantial losses in 2000. Net losses for the twelve (12) months ended December 31, 2000 were approximately $1,154,511 ($1,299,335 after preferred dividends) or $.087 per share. The loss is primarily due to the growth in our personnel, from 17 full-time employees on December 31, 1999 to 38 full time employees as of December 31, 2000, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The growth in personnel and infrastructure are directly related to our plans to grow, both internally and through acquisitions, our business. While no assurance can be given, we believe our current team is largely adequate to support our planned growth. Therefore, we expect the growth in general and administrative to slow in future quarters. In addition to personnel and infrastructure costs, sales expenses, travel expenses, consulting costs and professional fees increased over the year ago period reflecting our aggressive efforts to establish new programs and affiliations with educational institutions and other prospective partners as well as the costs associated with being a public company. There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

     Future Capital Needs; Potential Need for Additional Financing

     We believe that our current cash position, together with the expected revenues of the Company will be sufficient to provide the Company with capital sufficient to fund our working capital needs for the fiscal year 2001. However, it may be necessary, in order to expand our business and consummate acquisitions that we raise additional capital. If the Company needs to raise additional financing, there can be no assurance that such funds will, in fact, be available or if available will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company or that future funds will be sufficient to meet growth. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

     Considering our current cash position as well as our projected cash flows for fiscal 2001 including the attendant risks and contingencies associated with the expected realization of such cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, there will be limitations on our ability to continue to develop new product offerings, expand our infrastructure and acquire new companies and businesses for which significant amounts of cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time, it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from employee and other infrastructure costs related to such termination or discontinuation of such programs, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate all unnecessary employee and infrastructure costs and expenses related to such terminated or discontinued programs.

     Uncertainty With Respect To Technology

     The Company's ability to compete effectively in the eLearning industry will depend on its success in buying the right technology and expanding its technology department or consummating a relationship with the right technology solutions partner. There can be no assurances that the Company will have sufficient funds to buy technology or expand its technology department with a sufficient number of qualified personnel. Further, while the Company is in the early stages of discussing a long-term relationship with several technology companies, no assurance can be given that any relationship will be consummated or if consummated, that it will be successful. Failure to either acquire technology, expand its technology department with qualified personnel and/or create a long-term relationship with the right technology partner will likely have a material adverse consequence on the Company and its business.

     Early Stage Product Development

     Except for the Company's three (3) profitable core degree and non-degree programs which the Company has been offering for a number of years, all of the Company's offerings are less than one (1) year old or in development and none were profitable as of December 31, 2000. No assurance can be given that these products and offerings can be developed into commercially viable products, reasonably scaled or be attractive to the marketplace. Nor can there be any assurance that these proposed products will achieve or sustain profitability. There is, therefore, substantial risk that the Company's proposed product development and commercialization efforts will not prove to be successful.

     Limited Marketing and Sales Capability

     The Company has limited internal business development, marketing and sales resources and personnel. In order to market its new offerings and any products it may develop, the Company will have to expand its marketing and sales force with technical expertise and distribution capability (or out source such duties to independent contractors). There can be no assurance that the Company will be able to expand its sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any new products or offerings it may develop. There can be no assurance that the Company will be able to recruit and retain skilled business development, sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's business development, marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of the Company's proposed business development, and marketing schedules or plans can or will be met.

     Authorization and Discretionary Issuance of Preferred Stock

     The Company's Articles of Incorporation authorize the issuance of "blank check" preferred stock with such designations, rights, and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, which could adversely affect the voting power or other rights of the holders of the Company's common stock, substantially dilute the common shareholder's interest and depress the price of the Company's common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Moreover, the substantial amount of outstanding options and number of warrants, and their terms of conversion may discourage or prevent an acquisition of the Company.

     Absence of Dividends

     The Company has never paid dividends on its common stock and does not presently intend to pay any dividends in the foreseeable future. The Company anticipates that any funds available for payment of dividends will be re-invested into the Company to assist the Company in furthering its business strategy.

     Possible Sales of Securities by Current Shareholders and Depressive Effect On Market

     There are currently approximately 6,000,000 shares of the Company's common stock outstanding which are either freely tradable or may be traded as "restricted securities" pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company's common stock.

     Private Offering Exemption

     The Units are being offered to prospective investors under a private offering exemptions from registration available under the Securities Act and the laws of the states in which the Units will be sold. If the Company should fail to comply with the requirements of these exemptions, investors in this Offering may have the right to rescind their purchases if they so desire. Since compliance with the exemption rules is highly technical, it is possible that, if an investor seeks rescission, he may succeed. If a number of investors were to successfully seek rescission, the Company would face severe financial demands that could have a material adverse effect on the Company and the non-rescinding shareholders.

     Dependence Upon Management.

     The Company and its subsidiaries will be dependent to a significant extent on the continued efforts and abilities of its Chairman and Chief Executive Officer, Rogers W. Kirven, Jr., its President, Daniel J. Devine and other key employees including, without limitation, Michael Rutherford and Larry Rowedder. Notwithstanding its ownership of key-man life on Mr. Kirven, if the Company were to lose the services of such key employees before a qualified replacement could be obtained, its business and the financial affairs of the Company could be materially adversely effected.

Item 7. Financial Statements

Financial Statements. The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

Index to Financial Statements                                             F-1

Report of Independent Certified Public Accountants Arthur Andersen LLP    F-2

Consolidated Balance Sheets
As of December 31, 2000 and 1999                                          F-3

Consolidated Statements of Operation
For The Years Ended December 31, 2000, 1999 and 1998                      F-4

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998                      F-5

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2000, 1999 and 1998                      F-6

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998                                          F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Board of Directors and Executive Officers

     The name and age of each nominee, his principal occupation, and the period during which such person has served as a director is set forth below:

                                                 First Became A
Name Of Nominee                 Age         Director Of The Company        Position
---------------                 ---         -----------------------        --------
Rogers W. Kirven, Jr.(1) (2)       47                1999                  Chairman of the Board/CEO
Daniel J. Devine (1)(2)            39                1999                  President and Director
Dr. Robert Frank (2)               48                1999                  Director
Dr. Paul Lerman                    59                1999                  Director
Thomas J. Crane(1)                 43                2000                  Director
Ramsey Hashem                      38                 N/A                  Vice President
Anthony R. Ruben                   35                 N/A                  CFO/Treasurer

-------------------

(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.

     Rogers W. Kirven, Jr., Co-founder of the Company, Chairman of the Board and Chief Executive Officer, Secretary and Treasurer. Mr. Kirven has served as one of our Directors and Chief Executive Officer since 1999. Since 1991, Mr. Kirven served as Managing Partner of the Kirven Group, Inc., located in Ocoee, Florida, a private investment firm that specializes in investments in healthcare and education. Mr. Kirven holds a Bachelor of Arts degree from Clemson University and is a graduate of the Executive Program for Small Companies', Stanford University.

     Daniel J. Devine, Co-founder of the Company, Director and President. Mr. Devine is responsible for the overall management of our business, including all operations and research and development of new programs. He has served as our President and Chief Operating Officer since 1999. From 1993 to 1995, he was a partner with The Kirven Group, Inc located in Ocoee, Florida. Prior to joining the Kirven Group, Mr. Devine was manager of business development for the Global Messaging Group of the Harris Corporation, located in Melbourne, Florida, which focused on the commercial electronic messaging marketplace. Mr. Devine has a Bachelor of Science degree in Electrical Engineering from the University of Florida and completed the Stanford University Executive Program for Growing Companies in the Spring, 1999.

     Dr. Paul Lerman. Dr. Lerman became a Director of the Company in November 1999. Since April 1990, Dr. Lerman has served as Dean and Professor of the College of Business Administration for Fairleigh Dickinson University. Dr. Lerman also provides consulting services to a number of major corporations including, the BASF Corporation and the AT&T Corporation. Dr. Lerman received his Ph.D. in Operations Research from New York University, a Master's degree in Mechanical Engineering from New York University, a Bachelor of Arts degree in Mathematics and Economics and a B.M.E. in Mechanical Engineering from the New York University.

     Dr. Robert G. Frank. Dr. Frank became a Director of the Company in November 1999. Dr. Frank has dedicated his entire career to education and research in the areas of Clinical and Health Psychology. Dr. Frank has served since February of 1995 and continues to serve as the Dean of the College of Health Professions at the University of Florida and Vice President for Rehabilitation and Behavioral Health at Shands Healthcare, both located in Gainesville, Florida. Prior to that time, Dr. Frank served as the Director of Clinical Health Psychology and Neuropsychology at the University of Missouri School of Medicine. Dr. Frank received his Ph.D. from the University of New Mexico in Clinical Psychology.

     Thomas J. Crane, Esq. Mr. Crane was elected by our Shareholders as a Director of the Company on December 12, 2000. Mr. Crane is also the Managing Director of Cloverleaf Capital International, LLC (Cloverleaf), a Miami, Florida based investment company established in July, 2000. Cloverleaf, an entrepreneurial based boutique investment banking firm, counsels clients in the areas of mergers & acquisitions, equity markets, debt financing, international strategies and information technology issues. Since January 1991, Mr. Crane has owned and operated a law practice from his Miami, Florida office. In January 1990, Mr. Crane founded and became President/CEO of Southwestern Broadcasting Corporation (SBC), based in Naples, Florida. In August of 1998, SBC sold its assets to Broadcast Entertainment Corporation (BEC), an affiliated company operating radio stations in Texas, New Mexico, and California. Mr. Crane was, at the time of the sale, and remains a principal shareholder and Chairman of the Board of Directors of BEC, with its principal offices located in Clovis, New Mexico. Mr. Crane also sits on the Boards of Cerebus Consulting based in Albuquerque, New Mexico and Xtel Networks based in Miami, Florida. Mr. Crane holds a Juris Doctor degree from the University of Miami School of Law, Miami, Florida, a Bachelor of Arts degree from Florida State University, Tallahassee, Florida and a Certificate of Languages from the University of Paris (Sorbonne), Paris, France. Mr. Crane is licensed to practice law in the States of Florida and Texas.

Non-Director Executive Officers

     The principal occupations and other biographical information of the Company's non-director executive officers are as follows:

     Ramsey Hashem. Mr. Hashem became a Vice President of the Company in May 2000. Between January 1998 until May 2000, Mr. Hashem was a Vice President of Sales and Marketing of GE Harris. GE Harris is a joint venture between General Electric Company and the Harris Corporation formed in July 1995. Mr. Hashem served as Director of Sales and Marketing of GE Harris from July 1995 until January 1997 and was instrumental in transforming a "start-up" joint venture into a global leader in railway electronics. From January 1997 through December 1997, Mr. Hashem served as Vice President of Sales and Marketing for Harris Computer Systems located in Ottawa, Canada. Prior to joining Harris Computer Systems, Mr. Hashem was Director of Business Development for Harris Corporation, located in Melbourne, Florida. Mr. Hashem received his BS in Electrical Engineering from the University of Ottawa in Canada and has completed several GE management and leadership training programs.

     Anthony R. Ruben. In May 2000, Mr. Ruben became the Company's Chief Financial Officer and Treasurer. Prior to joining Compass, Mr. Ruben was the Vice President of Corporate Development and Treasurer for Industar Digital PCS, a start-up wireless telecommunications company located in Milwaukee, Wisconsin. From 1997 to 1999, Mr. Ruben served as Investment Banker for Tucker Anthony Cleary Gull, located in Milwaukee, Wisconsin. From 1994 to 1997, Mr. Ruben served as Corporate Development Manager for Tenneco's packaging subsidiary, Tenneco Packaging, located in Evanston, Illinois. Mr. Ruben received his undergraduate degree from the University of Illinois, his MBA from the University of Michigan and is a CPA.

Committees and Meetings.

     The Board of Directors held four (4) meetings in 2000 and each director of the Board attended. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

     For so long as The University of Florida Foundation ("UFF") owns at least one (1) percent of our common stock, as calculated on a fully diluted basis, it has the right to designate one nominee, reasonably acceptable to the Company, for election to the Board of Directors. Likewise, for so long as Pioneer Ventures Associates Partnership ("Pioneer") owns at least three (3) percent of our common stock, or Series A Preferred Stock which could be converted into at least three (3) percent of our common stock, it has the right to designate one nominee to our Board of Directors. Presently, Dr. Robert Frank serves as the UFF appointee and Dr. Paul Lerman serves as the Pioneer appointee.

     The Company has established an Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors an accounting firm to serve as the Company's independent accountants, reviews the scope and results of the annual audit of the Company's consolidated financial statements, reviews nonaudit services provided to the Company by the Company's independent accountants and monitors transactions among the Company and its affiliates, if any. The Audit Committee currently consists of Mr. Kirven, who is the Chairman, Mr. Devine and Mr. Crane.

     The Compensation Committee is responsible for supervising the Company's compensation policies, administering the employee incentive plans, reviewing officers' salaries and bonuses, approving significant changes in employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate. The Compensation Committee currently consists of Mr. Kirven, who is the Chairman, Mr. Devine and Dr. Frank, who is independent.

Section 16(A) Beneficial Ownership Reporting

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownerships and reports of changes in ownership, and to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors were complied with during the year.

Item 10.  Executive Compensation

     The following table sets forth compensation paid by the Company to each person who served in the capacity of Chief Executive Officer during 1999 and 2000 and other officers of the Company whose total annual salary and bonus for the fiscal years ended December 31, 1999 and December 31, 2000 exceeded $100,000 (collectively, the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation Awards
                                            ------------------------------------   ------------------------------------------------
                                                    Annual Compensation                             Awards                 Payouts
                                            ------------------------------------    -----------------------------------------------
                                                                    Other Annual                         Securities         LTIP
           Name & Principal                                         ------------        Restricted       Underlying
               Position               Year  Salary($)  Bonus($)     Compensation     StockAwards(s) $    Options (#)     Payouts($)
               --------               ----  ---------  --------     ------------     ----------------    -----------     ----------
Rogers W. Kirven, Jr., CEO (1)(3)     2000  $171,635   $   -0-         $13,158            $-0-                 -0-          $-0-
                                      1999  $126,600   $36,000         $ 9,725            $-0-             381,118          $-0-

Daniel J. Devine(2)(3)                2000  $137,308   $   -0-         $13,158            $-0-                 -0-          $-0-
                                      1999  $123,930   $59,256         $ 9,725            $-0-             275,982          $-0-

Anthony Ruben(4)(6)                   2000  $ 85,000   $30,000         $ 8,594            $-0-             300,000          $-0-
                                      1999  $    -0-   $   -0-         $   -0-            $-0-                 -0-          $-0-

Ramsey Hashem(5)(6)                   2000  $ 85,000   $30,000         $ 7,292            $-0-             400,000          $-0-
                                      1999  $    -0-   $   -0-         $   -0-            $-0-                 -0-          $-0-

(1) Rogers W. Kirven, Jr. has served as our Director and the Chief Executive Officer since our organization on February 9, 1999. Pursuant to an employment agreement entered into in November 1999, Mr. Kirven receives annual salary payments equal to $175,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2000, the Company paid Mr. Kirven a car allowance of $5,885 and paid health insurance premiums of $7,273. For the fiscal year ended December 31, 1999, the Company paid health insurance premiums for Mr. Kirven of $9,725. See "Employment Agreements."

(2) Daniel J. Devine has served as a Director and President since our organization on February 9, 1999. Pursuant to an employment agreement entered into in November 1999, Mr. Devine receives annual salary payments equal to $140,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2000, the Company paid Mr. Devine a car allowance of $5,885 and paid health insurance premiums of $7,273. For the fiscal year ended December 31, 1999, the Company paid health insurance premiums for Mr. Devine of $9,725. See "Employment Agreements."

(3) Options were granted on February 9, 1999 under the Company's 1999 Stock Option Plan. No options were granted in 2000 and no options have been exercised to date.

(4) Anthony Ruben has served as Chief Financial Officer and Treasurer since May 2000. Pursuant to an employment agreement entered into in May 2000, Mr. Ruben receives annual salary payments equal to $130,000 and certain perquisites and other benefits. For the Fiscal year ended December 31, 2000, the Company paid Mr. Ruben a car allowance of $3,139 and paid health insurances premiums of $5,455. Mr. Ruben also has a provision in his employment agreement which provides for the Company to pay him up to 200,000 shares of its common stock if: (i) there is a merger or consolidation in which a change of control is effectuated or a sale of all or substantially all of the

          Company's assets; and (ii) if the fair market value of Mr. Ruben's options at the time of such event are $5.50 per share or less. See "Employment Agreements."

     (5) Ramsey Hashem has served as Vice President since May 2000. Pursuant to an employment agreement entered into in May 2000, Mr. Hashem receives annual salary payments equal to $130,000. For the Fiscal year ended December 31, 2000, the Company paid Mr. Hashem a car allowance of $3,139 and paid health insurances premiums of $4,153. See "Employment Agreements."

     (6) Options were granted in May, 2000 under the Company's 2000 Stock Option Plan. No options have been exercised to date.

     Stock Option Grants

          The following table sets forth information regarding grants of stock options during fiscal year ending December 31, 2000 made to the Named Executive Officers who have received Company option grants.

                          Stock Option Grants In 2000

                            Number of                        Percent of Total
                      Securities Underlying              Stock Options Granted to       Exercise or Base
Name                Stock Options Granted (#)         Employees in Fiscal Year 2000       Price ($/Sh)       Expiration Date
-------------------------------------------------------------------------------------------------------------------------------
Anthony Ruben(1)             300,000                              29.13%                     $2.00          May 11, 2005-2008
Ramsey Hashem(2)             400,000                              38.84%                     $2.00          May 11, 2005-2008

     (1) The stock options granted to Mr. Ruben during the last fiscal year were incentive stock options granted pursuant to the Company's 2000 Stock Option Plan. Of these options, 100,000 have vested. The remaining 200,000 options vest at the rate of 50,000 each on May 11, 2001, May 11, 2002, May 11, 2003 and May 11, 2004. The options expire five (5) years from the vesting date. None of these options have been exercised. Mr. Ruben has a provision in his employment agreement which provides for the Company to pay him up to 200,000 shares of its common stock if (i) there is a merger or consolidation in which a change of control is effectuated or a sale of all or substantially all of the Company's assets; and (ii) if the fair market value of Mr. Ruben's options at the time of such event are $5.50 per share or less.

     (2) The stock options granted to Mr. Hashem during the last fiscal year were incentive stock options granted pursuant to the Company's 2000 Stock Option Plan. Of these options, 150,000 have vested. The remaining 200,000 options vest at the rate of 100,000 on May 11, 2001 and May 11, 2002 and 50,000 vest on May 11, 2003. The options expire five (5) years from the vesting date. None of which have been exercised.

     Employment Agreements.

     Rogers W. Kirven, Jr.

     The Company entered into an employment agreement with Rogers W. Kirven, Jr., to serve as our Chief Executive Officer, in November 1999 for an initial term of four years. The principal terms of Mr. Kirven's employment agreement are as follows:

          . an annual salary of $175,000, which may be increased from time to time at the discretion of our Board of Directors;

          . stock options which may be issued from time to time at the discretion of our Board of Directors and by the Trustees of the Compass Knowledge Group Management Trust;

          . a "change of control" provision which allows Mr. Kirven, upon a change of control of the Company, to terminate his employment agreement and receive 2.9 times his annual base salary;

          .    a provision for term life insurance;

          .    automobile allowance;

          .    discretionary bonuses; and

          .    standard benefits.

Daniel J. Devine

The Company entered into an employment agreement with Daniel J. Devine, to serve as our President, in November 1999 for an initial term of four years. The principal terms of Mr. Devine's employment agreement are as follows:

     . an annual salary of $140,000, which may be increased from time to time at the discretion of our Board of Directors;

     . stock options which may be issued from time to time at the discretion of our Board of Directors and by the Trustees of the Compass Knowledge Group Management Trust;

     . a "change of control" provision which allows Mr. Devine, upon a change of control of the Company, to terminate his employment agreement and receive 2.9 times his annual base salary;

     .    provisions for a term life insurance;

     .    automobile allowance;

     .    discretionary bonuses; and

     .    standard benefits.

Anthony R. Ruben

The Company entered into an employment agreement in May 2000 with Anthony R. Ruben, to serve as our Chief Financial Officer and Treasurer, for an initial term of three years. The principal terms of Mr. Ruben's employment agreement are as follows:

     . an annual salary of $130,000, which may be increased from time to time at the discretion of our Board of Directors;

     . Mr. Ruben was granted options to purchase 300,000 common shares of the Company at an exercise price of $2.00 per share;

     . a provision which provides for the Company to pay Mr. Ruben up to 200,000 shares of its common stock if (i) there is a merger or consolidation in which a change of control is effectuated or a sale of all or substantially all of the Company's assets; and (ii) if the fair market value of Mr. Ruben's options at the time of such event are $5.50 per share or less;

     .    automobile allowance;

     .    discretionary bonuses; and

     .    standard benefits.

Ramsey Hashem

The Company entered into an employment agreement with Ramsey Hashem, to serve as our Vice President, in May 2000 for an initial term of three years. The principal terms of Mr. Hashem's employment agreement are as follows:

     . an annual salary of $130,000, which may be increased from time to time at the discretion of our Board of Directors;

     . Mr. Hashem was granted options to purchase 400,000 common shares of the Company at an exercise price of $2.00 per share;

     .    discretionary bonuses;

     .    automobile allowance; and

     .    standard benefits.

Compensation of Directors

          Our directors who are also officers receive no additional compensation for their service as directors. Saving Mr. Crane, each of our outside directors were granted 5,000 options on December 1, 1999. These options have an exercise price of $4.00 and expire on February 9, 2004, unless otherwise extended. On December 12, 2000 Mr. Thomas Crane was elected as a director of the Company and was granted 100,000 options to purchase the Company's common stock at an exercise price of $1.00 per share. Thirty thousand of these options vested immediately with the remaining 70,000 vesting ratably on a monthly basis over the next two (2) years.

          None of our non-directors have been paid cash compensation to date. Cash and non-cash fees are expected to be paid our non-employee directors for service in the future. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of our Board of Directors.

Item 11.  Security Ownership of Management and Principal Stockholders

          The following table sets forth data as of December 31, 2000 concerning the beneficial ownership of common shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding common shares, (ii) all directors and nominees and each Named Executive Officer (as defined under "Executive Compensation" below) and (iii) all directors and executive officers as a group. This table reflects options that have vested or will vest within the next 60 days and which are exercisable.

                                                                         Options for
         Name and Address of                   Shares of Common            Common                           Percentage
          Beneficial Owner                       Stock Owned           Stock Owned (5)     Total Shares        Owned
-------------------------------------       ----------------------  ---------------------  -------------  ---------------
Rogers W. Kirven, Jr. (1)                         4,606,289                381,118           4,987,407        28.69%
2710 Rew Circle, Suite 100
Ocoee, FL  34761

Daniel J. Devine (1)                              3,335,587                275,982           3,611,569        20.77%
2710 Rew Circle, Suite 100
Ocoee, FL  34761

Dr. Paul Lerman (2)                                     -0-                  5,000               5,000           *
Farleigh Dickenson University
1000 River Road
H325A
Teaneck, NJ 07666

Dr. Robert G. Frank (2)                                 -0-                  5,000               5,000           *
College of Health Professions
University of Florida
P.O. Box 100185
Gainesville, FL  32610

Thomas J. Crane (2)(6)                               73,393                 44,583             117,976           *
5780 Grande Reserve Way, #1410
Naples, FL 34110

Ramsey Hashem (3)                                       -0-                150,000             150,000           *
2710 Rew Circle, Suite 100
Ocoee, FL 34761

Anthony R. Ruben (3)                                    -0-                100,000             100,000           *
2710 Rew Circle, Suite 100
Ocoee, FL 34761

Pioneer Ventures Ltd. Partnership (4)               875,000                    -0-             875,000         5.03%
651 Day Hill Road
Windsor, CT  06095-0040

All officers and directors                        8,015,289                961,683           8,976,952        51.62%
as a group (7 persons)

__________
*    INDICATES LESS THAN ONE PERCENT.

(1)  Individuals who are both officers and directors.

(2)  Individuals who are directors only.

(3)  Individuals who are officers only.

(4) Pioneer Ventures owns 2,000 shares of our convertible Series A Preferred Stock which may be converted by Pioneer at anytime into 875,000 shares of our common stock.

(5) Reflects options granted under our option plans which may be exercised within the next 60 days. Based upon 14,875,000 issued and outstanding shares and all options and other convertible instruments (i.e., the Series A Convertible Preferred) that may be either exercised or converted into common stock within the next 60 days.

(6) Mr. Crane was granted 100,000 options on December 12, 2000 (35,834 of which have vested or will vest in the next 60 days) at an exercise price of $1.00 per share expiring on the fifth anniversary date of vesting. Mr.

     Crane has also purchased 70,000 shares of our common stock in the open market at an average price per share of approximately $2.03.

Item 12.  Transactions with Management and Others

          In December 1999, we issued 465,000 shares of our common stock at a fair value of $930,000, plus acquisition costs of $16,500, and contributed $300,000 to The University of Florida Foundation, Inc., an affiliated party, in exchange for its 35.5% minority interest in Intelicus. Goodwill of $981,555 was recorded as a result of this acquisition. In addition, we issued 35,000 shares at a fair value of $70,000 to the University of Florida Foundation as consideration for The University of Florida to extend the term for the pharmacy agreements to five years.

          Net student fee revenue from the University of Florida was $2,702,546 and $1,877,567 for the years ended December 31, 2000 and 1999, respectively. Accounts receivable from this partner totaled $3,193, as of December 31, 2000.

          During 1999, we issued 30,000 stock options to a minority stockholder for the retirement of a $45,040 note payable.

          Also during 1999, loans totaling $204,648 from Mr. Kirven, our Chief Executive Officer, and Mr. Devine, our President and to others were forgiven. These amounts were reclassed to additional paid-in capital.

          On November 15, 1999, one of our then wholly owned subsidiaries, Rehabilitation Training Institute, Inc., paid notes aggregating $800,000 due our officers, Rogers W. Kirven, Jr., our Chief Executive Officer, and Daniel J. Devine, our President. These notes originated from a redemption of 34,483 shares of their common stock in Rehabilitation Training Institute, on January 1, 1999. The notes were payable upon demand and were repaid from the cash proceeds we received from the sale of our common stock in connection with our recapitalization on November 15, 1999.

          From January 1, 1999 through October 31, 1999, and for the year ended December 31, 1998, Intelicus, our operating subsidiary, paid management fees in the amounts of $382,628 and $228,280, respectively, to The Kirven Group, Inc., an entity controlled by our Chief Executive Officer, Rogers W. Kirven, Jr. In turn, The Kirven Group, Inc. employed Rogers W. Kirven, Dan Devine, our President, and Steve Wells our chief marketing and information employee. Pursuant to such agreement, The Kirven Group, Inc., through these individuals and other subcontractors, acted as executive advisors to Intelicus and were responsible for the day-to-day operation and management of our business as well as program analysis, acquisitions, due diligence, accounting, financial and other administrative services. There is no ongoing arrangement for these services as this relationship was terminated effective November 5, 1999.

          We entered into a commercial lease agreement with our Chief Executive Officer, Rogers W. Kirven, Jr., on January 1, 2000 for approximately 2,450 square feet of office space located at 2710 Rew Circle, Suite 100, Ocoee, Florida. The lease base rent is $2,588 per month which is computed at a base rental rate of $12.676 per square per annum. In addition to the base rent, we are responsible for the payment of all sales tax and other charges and impositions imposed upon the premises as well as $620 per month as additional rent for our share of common area maintenance and operating expenses. The lease expires on September 30, 2002.

          Except as described above, we currently have no transactions nor are there any proposed with our officers, directors, 5% or greater shareholders, and affiliates. Conflicts of interest could arise in the negotiation of the terms of any transaction between us and our shareholders, officers, directors or affiliates. We have no plans or arrangements, including the hiring of an independent third party, for the resolution of disputes between us and such persons, if they arise. Our business and financial condition could be adversely affected should such individuals choose to place their own interests before ours. No assurance can be given that conflicts of interest will not cause us to lose potential opportunities, profits, or management attention. Our Board of Directors has adopted a policy regarding transactions between us and any of our officers, directors, or affiliates, including loan transactions, requiring that all such transactions be approved by a majority of the independent and disinterested members of our Board of Directors and that all such transactions be for a bona fide business purpose and be entered into on terms at least as favorable to us as could be obtained from unaffiliated independent third parties. All ongoing relationships with any of our officers, directors or affiliates are in compliance with our policy.

Item 13.   Exhibits and Reports on Form 8-K

(a)  Documents filed as part of this Report.

     1.  Financial Statements (appearing at the end of this Report)

     Index to Financial Statements                                                        F-1

     Report of Independent Certified Public Accountants Arthur Andersen LLP               F-2

     Consolidated Balance Sheets
     As of December 31, 2000 and 1999                                                     F-3

     Consolidated Statements of Operation
     For The Years Ended December 31, 2000, 1999 and 1998                                 F-4

     Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 2000, 1999 and 1998                                                     F-5

     Consolidated Statements of Cash Flows
     For The Years Ended December 31, 2000, 1999 and 1998                                 F-6

     Notes To Consolidated Financial Statements
     December 31, 2000                                                                    F-7

2.   Exhibits

     Exhibit 2      Plan of Acquisition, Reorganization, etc.

             2.1 Amended and Restated Stock Exchange Agreement dated effective October 31, 1999 by and among Compass Knowledge Group, Inc., Rehabilitation Training Institute, David Colburn, Michael Borcheck, Daniel J. Devine and Rogers W. Kirven, Jr.*

             2.2 Agreement and Plan of Merger dated November 15, 1999 among Winthrop Industries, Inc., Media Capital Subsidiary, Inc. and Compass Knowledge Group, Inc.*

             2.3 Stock Purchase Agreement by and between Compass Knowledge Holdings, Inc. and The University of Florida Foundation, Inc. effective December 1, 1999*

             2.4 Agreement and Plan of Stock Purchase entered into by and among COMPASS KNOWLEDGE HOLDINGS, INC., a Nevada corporation ("CKHI") and COMPASS ACQUISITION CORP., a Florida corporation (the "Acquisition

                    Corp"), a wholly owned subsidiary of CKHI (CKHI and the Acquisition Corp shall sometimes be hereinafter collectively known as the "Buyer") and LARRY G. ROWEDDER, NANCY ROWEDDER, TAMMY ANDERSON, MIKE ROWEDDER, GINA ROWEDDER, JACQUELYN ROWEDDER, LARRY G. ROWEDDER AS CUSTODIAN FOR JESSICA ANDERSON UNDER THE OHIO TRANSFERS TO MINORS ACT and MICHAEL RUTHERFORD (collectively the "Stockholders") and JAMITA, INC., a Ohio corporation (hereinafter "Company" or "Jamita").**

             2.5 Agreement and Plan of Stock Exchange (the "'Agreement") entered into by and among COMPASS KNOWLEDGE HOLDINGS, INC., a Nevada corporation ("CKHI") and COMPASS ACQUISITION CORP., a Florida corporation (the "Acquisition Corp"), a wholly owned subsidiary of CKHI (CKHI and the Acquisition Corp shall sometimes be hereinafter collectively known as the "Buyer") and MICHAEL RUTHERFORD (the "Stockholder") and RUTHERFORD LEARNING GROUP, INC., a North Carolina corporation (hereinafter "Company" or "RLG").**

     Exhibit 3

             3.1    Articles of Incorporation*

             3.2    Certificate of Amendment*

             3.3    Plan and Articles of Merger*

             3.4    Certificate of Designation*

             3.5    Bylaws*

     Exhibit 4      Instruments defining rights of security holders.

             4.1 Certain rights of security holders are set forth in the Articles of Incorporation, as amended, and our Bylaws as set forth in Exhibits 3.1, 3.2, 3.3 and 3.4*

             4.2 Investment Agreement by and between Pioneer Ventures Associates Limited Partnership and Compass Knowledge Group, Inc. dated November 5, 1999.*

             4.3 Voting and Shareholder's Agreement by and between Pioneer Ventures Associates Limited Partnership and Rogers W. Kirven, Jr. and Daniel Devine dated November 5, 1999.*

             4.4    Compass Knowledge Holdings, Inc. Year 1999 Stock Option
                    Plan.*

             4.5    Compass Knowledge Group, Inc. Stock Option Agreement*

             4.6    Compass Knowledge Holdings, Inc. Year 2000 Stock Option
                    Plan.*

     Exhibit 10     Material Contracts

             10.1 Amended and Restated Employment Agreement dated November 1, 1999 between Rogers W. Kirven, Jr. and Compass Knowledge Holdings, Inc.*

             10.2 Amended and Restated Employment Agreement dated November 1, 1999 between Daniel J. Devine and Compass Knowledge Holdings, Inc.*

             10.3 Registration Rights Agreement for The University of Florida Foundation, Inc.*

             10.4   Standard Professional Services Agreement*

             10.5 Marketing and Sales Agreement by and between Compass Knowledge Group, Inc., and GE Medical Systems

             10.6 E-Learning Services Agreement by and between Eduprise, Inc. and Compass Knowledge Group, Inc. effective January 1, 2001.

     Exhibit 27     Financial Data Schedule*

             * Incorporated by reference from the Registrant's Form 10/SB (Commission File No. 0-29615)

             ** Incorporated by reference from the Registrant's current Form 8-K/SB filed with the Commission on August 23, 2000.

     (b)     Reports on Form 8-K

             (i) Form 8-K filed with the Commission on August 23, 2000 to report the acquisition of Jamita, Inc. and Rutherford Learning Group, Inc.

             (ii) Form 8-KA filed with the Commission on October 23, 2000 to amend Form 8-K filed with the Commission on August 23, 2000.

             (iii) Form 8-KA filed with the Commission on October 30, 2000 to include the Financial statements required by Form 8-K filed with the Commission on October 23, 2000.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMPASS KNOWLEDGE HOLDINGS, INC.

Date:  March 15, 2001              By: /s/ ROGERS W. KIRVEN, JR.
                                   -----------------------------
                                   Chief Executive Officer and Director

Date:    March 15, 2001            By: /s/ ANTHONY RUBEN
                                   ---------------------
                                   Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                            Title                         Date
---------                            -----                         ----

/s/ DANIEL J. DEVINE                Director                  March 15, 2001
--------------------

/s/ DR. PAUL LERMAN                 Director                  March 15, 2001
-------------------

/s/ DR. ROBERT FRANK                Director                  March 15, 2001
--------------------

/s/ THOMAS J. CRANE                 Director                  March 15, 2001
-------------------

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999,
TOGETHER WITH REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

                                    PART F/S
                        COMPASS KNOWLEDGE HOLDINGS, INC.
                                    CONTENTS



Index to Financial Statements                                             F-1

Report of Independent Certified Public Accountants Arthur Andersen LLP    F-2

Consolidated Balance Sheets
As of December 31, 2000 and 1999                                          F-3

Consolidated Statements of Operation
For The Years Ended December 31, 2000, 1999 and 1998                      F-4

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2000, 1999 and 1998                      F-5

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2000, 1999 and 1998                      F-6

Notes To Consolidated Financial Statements
December 31, 2000, 1999 and 1998                                          F-7

Report of Independent Certified Public Accountants

To Compass Knowledge Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Compass Knowledge Holdings, Inc. and subsidiaries (a Nevada corporation) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compass Knowledge Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


Arthur Andersen, LLP

Orlando, Florida,
  February 5, 2001, except with
  respect to the matter discussed
  in Note 11, as to which the date
  is March 1, 2001.

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
               -------------------------------------------------

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 2000 AND 1999

                                 ASSETS                                              2000              1999
------------------------------------------------------------------------         -----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   840,785        $4,781,033
  Accounts receivable, net of allowance for doubtful accounts of
     $0 and $10,887 at December 31, 2000 and 1999, respectively                       45,074           484,961
  Due from related parties                                                                 -           120,162
  Prepaid expenses                                                                   108,737            48,299
  Other assets, net                                                                  446,904             6,650
                                                                                 -----------        ----------
            Total current assets                                                   1,441,500         5,441,105

Property and Equipment, net                                                          280,413            85,752

Goodwill, net                                                                      3,278,948           977,769

Other Assets, net                                                                    704,616           320,898
                                                                                 -----------        ----------
            Total assets                                                         $ 5,705,477        $6,825,524
                                                                                 ===========        ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $   371,518        $  179,149
  Deferred student fees                                                              467,032           449,263
  Accrued preferred stock dividends                                                        -            17,500
  Due to related parties                                                                   -           314,230
                                                                                 -----------        ----------
            Total current liabilities                                                838,550           960,142
                                                                                 -----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock; 5,000,000 shares authorized, 2,000 shares issued
     and outstanding at December 31, 2000 and 1999, respectively                   1,667,026         1,667,026
  Common stock, $0.001 par value; 50,000,000 shares authorized,
     14,875,000 and 14,750,000 shares issued and outstanding
     at December 31, 2000 and 1999, respectively                                      14,875            14,750
  Additional paid-in capital                                                       4,571,688         4,283,509
  Unearned compensation                                                               (7,574)          (20,150)
  Accumulated deficit                                                             (1,379,088)          (79,753)
                                                                                 -----------        ----------
            Total stockholders' equity                                             4,866,927         5,865,382
                                                                                 -----------        ----------
            Total liabilities and stockholders' equity                           $ 5,705,477        $6,825,524
                                                                                 ===========        ==========

The accompanying notes are an integral part of these consolidated balance sheets.

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
               -------------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (UNAUDITED)
        ----------------------------------------------------------------


                                                                      2000             1999            1998
                                                                  -----------       ----------      ----------
                                                                                                    (unaudited)
TOTAL REVENUE:
  Net student fee revenue from degree programs                    $ 2,265,592       $1,877,567      $  684,802
  Gross student fee revenue from non-degree programs                  659,972          750,295         491,743
  Gross revenue from subscription and consulting services             441,118                -               -
  Other revenue                                                        14,677           31,444          33,954
                                                                  -----------       ----------      ----------
            Total revenue                                           3,381,359        2,659,306       1,210,499

INSTRUCTION COSTS AND SERVICES                                        962,778          616,101         342,054
                                                                  -----------       ----------      ----------
            Gross profit                                            2,418,581        2,043,205         868,445
                                                                  -----------       ----------      ----------

OPERATING EXPENSES:
  Selling and promotional                                             415,661          431,431         248,260
  General and administrative                                        3,373,145        1,272,487         577,595
                                                                  -----------       ----------      ----------
            Total operating expenses                                3,788,806        1,703,918         825,855
                                                                  -----------       ----------      ----------

(LOSS) INCOME FROM OPERATIONS                                      (1,370,225)         339,287          42,590
                                                                  -----------       ----------      ----------

OTHER INCOME (EXPENSE):
  Interest income                                                     215,714           20,461          16,798
  Interest expense                                                          -          (14,803)         (2,662)
  Other                                                                     -             (399)           (960)
                                                                  -----------       ----------      ----------
            Total other income                                        215,714            5,259          13,176
                                                                  -----------       ----------      ----------

(LOSS) INCOME BEFORE MINORITY INTEREST IN NET INCOME OF
  SUBSIDIARY                                                       (1,154,511)         344,546          55,766

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY                               -          189,114          25,454
                                                                  -----------       ----------      ----------

NET (LOSS) INCOME                                                  (1,154,511)         155,432          30,312

LESS- PREFERRED STOCK DIVIDENDS                                      (144,824)         (17,500)              -
                                                                  -----------       ----------      ----------

NET (LOSS) INCOME AVAILABLE TO
  COMMON STOCKHOLDERS                                             $(1,299,335)      $  137,932      $   30,312
                                                                  ===========       ==========      ==========

                                                                                            Pro forma
                                                                                    ---------------------------
                                                                      2000              1999           1998
                                                                  -----------       -----------     -----------
                                                                                              (unaudited)
EARNINGS PER SHARE (Note 8):
  Basic                                                           $     (0.087)     $     0.011     $     0.002
                                                                  ============      ===========     ===========
  Diluted                                                         $     (0.087)     $     0.011     $     0.002
                                                                  ============      ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 8):
  Basic                                                             14,802,055       12,544,520      12,250,000
                                                                  ============      ===========     ===========
  Diluted                                                           15,787,684       13,079,779      12,250,000
                                                                  ============      ===========     ===========

 The accompanying notes are an integral part of these consolidated financial statements.

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
               -------------------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (UNAUDITED)
       ----------------------------------------------------------------

                                                                                                                         Total
                                                                             Additional                               Stockholders'
                                Preferred Stock            Common Stock       Paid-In       Unearned    Accumulated     (Deficit)
                              --------------------       ------------------
                              Shares        Amount       Shares      Amount   Capital     Compensation    Deficit        Equity
                              ------        ------       ------      ------  ----------   ------------  -----------   -------------
BALANCE, December 31, 1997
 (unaudited)                       -    $        -      100,000   $ 145,000  $   85,756   $          -    $(566,830)     $ (336,074)

  Net income (unaudited)           -             -            -           -           -              -       30,312          30,312
                              ------    ----------   ----------   ---------  ----------   ------------  -----------   -------------

BALANCE, December 31, 1998
 (unaudited)                       -             -      100,000     145,000      85,756              -     (536,518)       (305,762)

  Conversion to
  $0.001 par value                 -             -            -    (144,900)    144,900              -            -               -

  Stock redemption and
   retirement                      -             -      (38,257)        (38)   (887,512)             -            -        (887,550)

  Distribution to members of
   subsidiary                      -             -            -           -           -              -      (58,525)        (58,525)

  Issuance of stock options
   for retirement of note
   payable to stockholder          -             -            -           -      45,040              -            -          45,040

  Forgiveness of notes
   payable to stockholders         -             -            -           -     204,648              -            -         204,648

  Issuance of common stock         -             -   14,688,257      14,688   5,018,435              -            -       5,033,123

  Issuance of preferred stock  2,000     1,667,026            -           -           -              -            -       1,667,026

  Issuance of stock options
   to non-employees                -             -            -           -      49,600        (49,600)           -               -

  Impact of change in
   taxable status                  -             -            -           -    (377,358)             -      377,358               -

  Preferred stock dividends        -             -            -           -           -              -      (17,500)        (17,500)

  Amortization of unearned
   compensation                    -             -            -           -           -         29,450            -          29,450

  Net income                       -             -            -           -           -              -      155,432         155,432
                              ------    ----------   ----------   ---------  ----------   ------------  -----------   -------------

BALANCE, December 31, 1999     2,000     1,667,026   14,750,000      14,750   4,283,509        (20,150)     (79,753)      5,865,382

 The accompanying notes are an integral part of these consolidated financial statements.

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
               -------------------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------

       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (UNAUDITED)
       ----------------------------------------------------------------
                                  (continued)

                                                                                                                Total
                                                                   Additional                               Stockholders'
                           Preferred Stock        Common Stock      Paid-in      Unearned     Accumulated     (Deficit)
                          ------------------    ----------------
                          Shares      Amount    Shares    Amount    Capital    Compensation     Deficit         Equity
                          ------      ------    ------    ------   ----------  ------------   -----------   -------------
Issuance of common
 stock for acquisition         -           -     125,000      125     249,875             -             -         250,000

Issuance of stock
 options to                    -           -           -        -      38,304       (38,304)            -               -
 non-employees

Preferred stock                -           -           -        -           -             -      (144,824)       (144,824)
 dividends

Amortization of
 unearned compensation         -           -           -        -           -        50,880             -          50,880


  Net loss                     -           -           -        -           -             -    (1,154,511)     (1,154,511)
                          ------  ----------  ----------  -------  ----------  ------------   -----------   -------------

BALANCE, December 31,      2,000  $1,667,026  14,875,000  $14,875  $4,571,688      $ (7,574)  $(1,379,088)    $ 4,866,927
                          ======  ==========  ==========  =======  ==========  ============   ===========   =============
 2000

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
               -------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
       FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (UNAUDITED)
       ----------------------------------------------------------------

                                                                                 2000               1999               1998
                                                                             -----------         ----------         ---------
                                                                                                                   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                          $(1,154,511)        $  155,432         $  30,312
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities-
       Depreciation and amortization                                             740,351             18,747             7,616
       Other                                                                           -                399               960
       Amortization of unearned compensation                                      50,880             29,450                 -
       Minority interest in net income of subsidiary                                   -            189,114            25,454
       Changes in operating assets and liabilities-
          Accounts receivable                                                    835,049             45,836          (506,507)
          Due from related parties                                                     -             (4,332)            5,817
          Prepaid expenses                                                       (60,437)           (48,299)                -
          Other current assets                                                  (381,475)             7,324           (13,974)
          Other long-term assets                                                (954,461)          (158,365)                -
          Accounts payable and accrued expenses                                  191,869            147,448             7,715
          Deferred student fees                                                 (401,468)          (148,250)          203,467
          Due to related parties                                                (313,730)           198,184           (38,632)
                                                                             -----------         ----------         ---------
            Net cash (used in) provided by
            operating activities                                              (1,447,933)           432,688          (277,772)
                                                                             -----------         ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (249,840)           (78,777)           (9,000)
  Acquisitions, net of cash received                                          (2,080,151)                 -                 -
  Proceeds from sale of property and equipment                                         -              1,000                 -
  Acquisition of minority interest                                                     -           (316,500)                -
                                                                             -----------         ----------         ---------
            Net cash used in investing activities                             (2,329,991)          (394,277)           (9,000)
                                                                             -----------         ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                               -          3,936,025                 -
  Proceeds from issuance of preferred stock                                            -          1,667,026                 -
  Payment of notes payable to stockholders                                             -           (830,000)                -
  Payment of note payable                                                              -            (25,000)                -
  Payment of preferred stock dividends                                          (162,324)                 -                 -
  Cash paid related to merger with Winthrop Industries, Inc.                           -            (18,732)                -
  Distributions paid to minority stockholder                                           -            (31,230)                -
  Distributions paid to members of subsidiaries                                        -            (58,525)                -
                                                                             -----------         ----------         ---------
            Net cash (used in) provided by financing activities                 (162,324)         4,639,564                 -
                                                                             -----------         ----------         ---------

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                                              (3,940,248)         4,677,975          (286,772)

CASH AND CASH EQUIVALENTS, beginning of year                                   4,781,033            103,058           389,830
                                                                             -----------         ----------         ---------
CASH AND CASH EQUIVALENTS, end of year                                       $   840,785         $4,781,033         $ 103,058
                                                                             ===========         ==========         =========

 The accompanying notes are an integral part of these consolidated financial statements.

1  ORGANIZATION, REORGANIZATION AND NATURE OF BUSINESS

Compass Knowledge Holdings, Inc. (CKHI) began its business as Professional Educational Seminars, Inc. (PES), a Florida corporation which purchased the operating division and intellectual property of Paul M. Deutsch Press, Inc. in November 1993. PES was formed for the purpose of developing, owning and operating seminars, developing and providing certificate programs and developing and publishing materials in life care planning for catastrophic injuries and impairments. In November 1993, Rogers W. Kirven, Jr., Chief Executive Officer of CKHI, and several other individuals acquired all the issued and outstanding stock of PES, and, in 1994, the name of PES was changed to Rehabilitation Training Institute, Inc. (RTI), one of CKHI's wholly-owned subsidiaries.

CKHI is an educational company that delivers education programs to working professionals, in the healthcare, education and criminal justice markets utilizing the Internet, expert video presentation and other traditional mediums by:

 .  Delivering curricula and content over the Internet and through other traditional mediums,
 .  Providing interaction between and among the students and their professors via the Internet through e-mail, lectures and chat rooms, and . Providing course content on video and hard copy materials to students.

CKHI presently operates its business through its wholly-owned subsidiaries which sell and deliver its programs.

In March of 1996, RTI, with The University of Florida Health Services, Inc., a Florida corporation and affiliate of the University of Florida, formed Intelicus, LC (Intelicus), a Florida limited liability company organized for the purpose of developing, marketing and operating degree and certificate programs for healthcare professionals. RTI was ultimately issued 64.5% of the ownership interest in Intelicus, and The University of Florida Health Services, Inc. was issued the remaining 35.5% ownership interest. Intelicus was managed by four managing members, two appointed by RTI and two appointed by The University of Florida Health Services, Inc.

On February 9, 1999, Compass Knowledge Group, Inc. (CKGI) was incorporated under the laws of the State of Florida for the purpose of establishing a company to acquire companies and develop and operate businesses involved in the distance learning business. CKGI had no operating history. Upon formation, the stockholders of CKGI were issued 9,188,257 shares of our common stock, $.001 par value. At the formation of CKGI, proxy relationships were in place that resulted in CKGI and RTI having a common control group.

Effective October 31, 1999, CKGI consummated a tax-free stock exchange with the stockholders of RTI, whereby RTI stockholders exchanged, on a one-for-one basis (61,743 aggregate shares), all of their common stock in RTI for common stock in CKGI. No new shares of common stock were issued to the stockholders of CKGI as part of the exchange. Upon consummation of the stock exchange, CKGI owned 100% of RTI, and RTI owned 64.5% of Intelicus. The University of Florida Health Services, Inc. owned the remaining 35.5% of Intelicus. The exchange has been accounted for as a business combination among control groups, similar to a pooling of interests. At the time of the exchange, CKGI did not have any operations. Accordingly, the financial information of CKGI (and thus, as noted below, the Company) prior to the exchange represents the consolidated financial information of RTI. In conjunction with this transaction, RTI elected to change its tax status (see Note 5).

In October 1999, CKGI also agreed to purchase the 35.5% equity interest in Intelicus, LC, which was then owned by The University of Florida Foundation, Inc. as a result of a gift from the University of Florida Health Services, Inc. In exchange for the 35.5% interest, CKGI agreed to issue to The University of Florida Foundation 465,000 shares of its common stock and to contribute $300,000 to The University of Florida Foundation for the purpose of establishing an endowment fund for health professionals (the Contribution). As a condition to the closing, The University of Florida, College of Pharmacy agreed to extend, for a period of five (5) years, the term of its professional service agreements with the Company for an additional 35,000 shares of CKGI common stock. This transaction was valued at $2.00 per share, which was the fair market value of CKGI's stock at that time. These transactions were closed on December 1, 1999.

On November 15, 1999, CKGI was recapitalized in a tax-free acquisition of Winthrop Industries, Inc. (WII). In accordance with the acquisition agreement, CKGI common stockholders received one share of WII's common stock for each share of common stock owned by them (9,750,000 aggregate shares), and CKGI's preferred stockholders received a like kind and number with identical preferences of Series A Preferred Stock in WII (2,000 aggregate shares) in exchange for CKGI's Series A Preferred Stock. WII also adopted CKGI's Stock Option Plan, thereby allowing CKGI option holders to exercise their options to acquire common shares of WII in accordance with the adopted Stock Option Plan. No new shares of common stock were issued to the stockholders of WII as part of the exchange. Prior to the acquisition of CKGI, WII was a nonoperating public shell company but, as noted below, WII had completed an offering of its common stock. For accounting purposes, the acquisition has been treated as a recapitalization of CKGI with CKGI as the acquirer. This accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible asset has been recorded. The historical financial statements prior to November 15, 1999, are those of CKGI, which was formed on February 9, 1999.

Also, on November 15, 1999, the Board of Directors of the Company (the Board) approved, and stockholders owning a majority of the Company's outstanding common stock consented to: (i) the authorization of 5,000,000 shares of preferred stock to be issued with such rights and preferences, as determined by the Board, (ii) a reverse stock split of the issued and outstanding shares of the Company's common stock on a 3.33 to 1 basis, so that stockholders of the Company prior to the CKGI acquisition received one share of the Company's $.001 par value common stock for every 3.33 shares of common stock held by them, and (iii) to reflect a name change to Compass Knowledge Holdings, Inc. The accompanying consolidated financial statements reflect the impact of the 3.33 to 1 stock split for all periods presented. As an additional negotiated condition of the WII recapitalization, the management of WII completed an offering on November 15, 1999, of 2,000,000 shares of its common stock, at an offering price of $2.00 per share. The offering was made pursuant to an exemption from registration under the Securities Act of 1933, provided by Regulation D, Rule 506, of said Act, raising proceeds of $3,936,025, net of offering costs of $63,975. Neither CKGI nor any of its officers, directors or stockholders assisted or participated in this offering.

On August 15, 2000, CKHI completed the acquisition of 90% of the outstanding capital stock of Jamita, Inc. (Jamita), a distance learning leadership development services company headquartered in Cincinnati, Ohio and Rutherford Learning Group, Inc. (RLG), a consulting services company headquartered in Matthews, North Carolina. The acquisition, recorded under the purchase method of accounting, included the purchase of all the outstanding shares of common stock of RLG and 90% of the outstanding common stock of Jamita for $2,175,000 (before contingent consideration) plus acquisition costs of $155,964, consisting of legal and accounting fees. In exchange, the Company received $281,035 of assets and assumed liabilities of $419,236 resulting in intangible assets acquired of $2,469,165. The purchase price has been allocated to assets acquired that will be depreciated over three to five years and liabilities assumed based on estimated fair market values at the date of acquisition. Goodwill related to Jamita and RLG in the amount of $2,469,165 is being amortized over 10 years on a straight-line basis. The contingent consideration consists of 562,500 shares of CKHI common stock valued at $2.00 per share (which is approximately the average closing price of the stock for the 20-day period ended August 14, 2000) was placed into an escrow account for distribution to the Jamita stockholders subject to Jamita having net collections of approximately $1 million in the first year following the closing. CKHI may also make additional payments if certain net collection goals are achieved in each of the first two years following the closing.

The table below reflects unaudited pro forma combined results of the Company, CKHI, Jamita and RLG as if the acquisitions had taken place at the beginning of the periods ended December 31, 2000 and 1999:

                                                     2000               1999
                                                 ------------       -----------
                                                           (unaudited)

Revenue                                          $ 4,190,856        $ 3,918,450
                                                 ===========        ===========
(Loss) income before extraordinary items         $(1,178,119)       $   253,389
                                                 ===========        ===========
Net (loss) income                                $(1,178,119)       $   253,389
                                                 ===========        ===========



Weighted average shares outstanding:
  Basic                                           14,802,055         12,544,520
                                                 ===========        ===========
  Diluted                                         15,787,684         13,079,779
                                                 ===========        ===========
Earnings per share:
  Basic                                          $    (0.080)       $     0.020
                                                 ===========        ===========
  Diluted                                        $    (0.080)       $     0.019
                                                 ===========        ===========

Based on its current cash position as well as the Company's projected cash flows for fiscal 2001, including the attendant risks and contingencies associated with the expected realization of such cash flows, the Company believes that its cash position will be sufficient to fund its business operations. However, the Company recognizes there may be limitations on its ability to continue to develop new product offerings, expand its infrastructure and acquire new companies and businesses for which significant amounts of cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings, as well as offerings currently under development or planned, do not prove financially viable within a reasonable period of time, the Company intends to terminate the offering and/or production of such programs. Further, to the extent that CKHI experiences a material adverse cash position resulting from employee and other infrastructure costs related to termination of such programs, it is the Company's intention to take all appropriate and reasonably necessary measures to immediately eliminate all unnecessary employee and infrastructure costs and expenses related to such terminated programs.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany amounts and transactions have been eliminated.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of six months or less at time of purchase to be cash and cash equivalents.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued expenses, deferred student fees, and due to related parties approximate fair value due to the short-term maturities of these financial instruments.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed based on the estimated useful lives of the assets, three years for computer equipment and seven years for office furniture, using the straight-line method for financial reporting purposes. Ongoing maintenance and repairs are expensed when incurred. Depreciation expense was $60,403, $14,689 and $7,616 for the years ended December 31, 2000, 1999 and 1998, respectively.

Goodwill

Goodwill represents the excess of the cost over the net assets of the acquired companies and is being amortized on a straight-line basis over 10 to 15 years. Goodwill of $3,278,948 and $977,769, net of accumulated amortization of $171,772 and $3,786 at December 31, 2000 and 1999, respectively, is included in the accompanying consolidated balance sheets. Amortization expense was $167,986 and $3,786 for the years ended December 31, 2000 and 1999, respectively. No amortization of goodwill was recorded for the year ended December 31, 1998.

Other Assets

The Company enters into long-term contracts with certain universities (the University Partners) for the development and delivery of degree programs. Costs incurred by the Company in entering into these contracts are deferred and amortized over the life of the contract, generally three to five years. Long-term contracts at December 31, 2000 and 1999, were $55,728 and $69,728, net of accumulated amortization, respectively.

Under the long-term contracts with the University Partners, the Company is responsible for developing and delivering a degree program for the duration of the contract period. Direct external and internal costs incurred in the design and development of course content and the master copy of course materials are capitalized as content development costs. These costs are recognized as expense over the life of the contract, based on the expected revenue stream from course offerings during the contract period. Content development costs at December 31, 2000 and 1999, were $713,195 and $167,063, net of accumulated amortization, respectively.

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising and other direct marketing costs, which are deferred and amortized over their expected period of future benefits. Direct-response advertising consists primarily of marketing materials mailed to potential students, which include direct response cards. Other direct marketing costs consist primarily of brochures and mailing lists, which will be utilized over future periods. The deferred costs of the marketing and advertising are amortized over periods up to 36 months. Direct response advertising costs at December 31, 2000 and 1999, were $359,894 and $84,107, net of accumulated amortization, respectively.

Long-lived Assets

The Company reviews its long-lived assets for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. If factors indicate that long-lived assets have been impaired, the Company uses an estimate of the remaining value of the long-lived assets in measuring recoverability. Unrecovered amounts are charged to operations in the current period. There has been no impairment reflected in the accompanying consolidated financial statements.

Revenue Recognition

The Company offers three types of educational programs: degree programs, non-degree programs, and subscription and consulting services. For degree programs, in which the Company's University Partners are responsible for course curricula and for conferring a degree, the Company receives a stated percentage of student fees. The Company currently records as revenues only the stated percentage of the student fees paid to the Company by the University Partners.

The Company has based its revenue recognition policy on recent guidance by the Securities and Exchange Commission (SEC) and the Emerging Issues Task Force
(EITF), in EITF Issue No. 99-19, "Reporting Revenue Gross versus Net," regarding the recognition of gross versus net revenues for Internet-based entities. While the Company employs distance delivery systems in its operations, of which Internet applications is only one component, management believes that its current revenue recognition policy complies with the SEC's and EITF's guidance.

For non-degree programs, in which the Company is responsible for course curricula, the Company records all student fees as gross revenue.

The revenue generated by subscription and consulting services is in the form of subscription contracts to the Company's leadership training programs. These contracts are generally for a period of two to three years. Revenue is billed for a six- or twelve-month period and is recognized ratably over the billing and service period.

For both degree and non-degree programs, student fees must be paid prior to the student's attendance of the seminar. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar.

Total revenue for courses offered by the Company for 2000, 1999 and 1998 were as follows:

                                             2000           1999             1998
                                          ----------     ----------       ----------
                                                                          (unaudited)
Net student fee revenue
 from degree programs                     $2,265,592     $1,877,567       $  684,802
Gross student fee revenue from
 non-degree programs                         659,972        750,295          491,743

Gross revenue from subscription and
 consulting services                         441,118              -                -
Other revenue                                 14,677         31,444           33,954
                                          ----------     ----------       ----------
       Total revenue                      $3,381,359     $2,659,306       $1,210,499
                                          ==========     ==========       ==========

Stock-based Compensation

The Company accounts for employee and non-employee director stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, the Company recognizes compensation expense related to employee and non-employee director stock options for the excess, if any, of the fair value of the Company's stock at the date of grant over the option exercise price. The amount is charged to operations over the vesting period. See Note 9 for the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

The Company accounts for non-employee stock options based on the fair value method in accordance with SFAS 123. Under SFAS 123, the Company recognizes compensation expense related to non-employee stock options based on the fair value of the options at the date of the grant, as determined by the Black-Scholes pricing model. This amount is charged to operations over the vesting period.

Income Taxes

The Company uses the liability method of accounting for income taxes, as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect, in the years in which the differences are expected to reverse.

Earnings Per Common Share

Basic earnings per common share are calculated after deducting dividends on preferred shares from net earnings or losses and are based on the weighted average number of shares outstanding during the period. Diluted earnings per common share reflects adjustments to the weighted average number of shares outstanding for the assumed exercise of employee stock options, less the number of treasury shares assumed to be purchased from the proceeds, including applicable unearned compensation expense and income tax benefits, and the assumed conversion of preferred stock. The diluted share base for the year ended December 31, 2000, excludes incremental shares of 985,629 related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during 2000.

3  RELATED-PARTY TRANSACTIONS

Net student fee revenue from one University Partner was $2,176,808, $1,877,567 and $684,802 for the years ended December 31, 2000, 1999 and 1998, respectively.

On November 15, 1999, RTI paid notes aggregating $800,000 due to various officers of the Company. These notes originated from a redemption of 34,483 shares of common stock in RTI on January 1, 1999. The notes were payable on demand and were repaid from the cash proceeds received from the sale of common stock in connection with the recapitalization on November 15, 1999.

On January 1, 2000, the Company entered into a commercial lease agreement, with the Company's Chief Executive Officer (CEO) and principal stockholder, through September 30, 2002 (see Note 6).

The Company paid approximately $382,600 and $228,300 in management fees to an entity controlled by the Company's CEO and principal stockholder, for the years ended December 31, 1999 and 1998, respectively. No management fees were paid during the year ended December 31, 2000.

As of December 31, 1999, amounts due to related parties included a $12,510 note payable to a stockholder and $300,000 due to the University Partner in connection with the Contribution. Both of these amounts were paid in full during the year ended December 31, 2000.

See Note 10 for additional related-party transactions.


4.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000 and 1999:

                                                         2000            1999
                                                       --------        --------
Computer equipment                                     $289,670        $ 92,121
Office furniture                                         79,124          21,611
                                                       --------        --------
                                                        368,794         113,732
Less- Accumulated depreciation                          (88,381)        (27,980)
                                                       --------        --------
                                                       $280,413        $ 85,752
                                                       ========        ========

5.    INCOME TAXES

No provision for income taxes has been recorded for the year ended December 31, 2000, as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company's ability to realize the deferred tax assets in the future.

Deferred income taxes at December 31, 2000 and 1999, consisted of the following:

                                                       2000            1999
                                                     ---------        -------
Current deferred tax assets (liabilities);
  Income from subsidiaries                           $ (76,860)        $    -
  Accrued professional fees                             73,330              -
  Other                                                 19,250             94
                                                     ---------        -------
       Net current deferred tax assets                  15,720             94
Long-term deferred tax assets (liabilities):
  Net operating loss (NOL) carryforward                513,800          3,664
  Depreciation and amortization                        (18,630)          (288)
                                                     ---------        -------

       Net long-term deferred tax assets               495,170          3,376
                                                      ---------        -------
       Total deferred tax assets                       510,890          3,470
Less- Valuation allowance                             (510,890)        (3,470)
                                                      ---------        -------
                                                      $      -         $    -
                                                      =========        =======

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, a valuation allowance has been established. The net change in the valuation allowance for deferred tax assets at December 31, 2000, was an increase of $507,420. The Company had an NOL carryforward as of December 31, 2000, of approximately $1,365,000 available to offset future taxable income, which expires in varying amounts through 2020. Realization of the deferred tax assets is dependent on generating sufficient future taxable income.

The reconciliation of the benefit (provision) for income taxes based on the U.S. statutory federal income tax rate (34%) to the Company's benefit (provision) for income taxes is as follows for the years ended December 31, 2000 and 1999:

                                                          2000          1999
                                                       ---------      --------
U.S. statutory federal income tax benefit              $ 392,530      $(52,845)
(provision)
State income tax benefit (provision), net of
 federal tax                                              41,910        (5,645)
 benefit (provision)
Costs incurred but not deductible for tax                 72,980             -
purposes
Adjustment for change in taxable status                        -        61,960
                                                       ---------      --------
       Total benefit for income taxes                    507,420         3,470
Less- Change in valuation allowance                     (507,420)       (3,470)
                                                       ---------      --------
                                                       $       -      $      -
                                                       =========      ========

Through October 31, 1999, RTI was taxed under the provisions of Subchapter S of the Internal Revenue Code (IRC). As of November 1, 1999, RTI terminated its Subchapter S election; accordingly, the undistributed deficit of $377,358 has been included as a reduction to additional paid-in capital.

Income through October 31, 1999, was taxed directly to the Company's individual stockholders. Income subsequent to October 31, 1999, was taxed at U.S. statutory federal and applicable state tax rates as a C corporation.

6  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under leases that expire on various dates through December 31, 2003. As of December 31, 2000, future net minimum lease payments that have initial or remaining noncancellable lease terms in excess of one year are as follows:

  Year Ending
  December 31,                             Amount
---------------                          ----------
  2001                                    $111,010
  2002                                      62,658
  2003                                       5,724
                                         ----------
                                          $179,392
                                         ==========

Total rent expense for the years ended December 31, 2000, 1999 and 1998, was $116,223, $44,404 and $37,128, respectively. Included in these amounts is rent expense of $40,359, $35,866 and $35,866 for the years ended December 31, 2000, 1999 and 1998, paid to an entity controlled by the Company's CEO and principal stockholder.

7  CONVERTIBLE PREFERRED STOCK

On November 5, 1999, the Company issued 2,000 shares of preferred stock for proceeds of $1,667,026, net of offering expenses of $82,974. The preferred stock may be convertible by the holder, at its option, to common stock of the Company at $2.00 per share at any time (see Note 8). The preferred stock is subject to an annual cash and/or preferred stock cumulative dividend of 8%. The holders of the preferred stock also have the following preferences: (i) in the case of liquidation, bankruptcy, receivership or dissolution, a liquidation preference equal to $70 per share plus accrued interest at the rate of 18% per annum; (ii) full voting rights which shall be voted with the Company's common stock as one class, as if the preferred stock was converted to 875,000 of common stock; (iii) appointment of one director of the Company for so long as the holders own 3% or more of the Company's common stock, on a fully diluted basis;
(iv) a one time demand and unlimited piggyback registration rights with respect to the common shares underlying the preferred stock; and (v) for so long as the holders own 3% or more of the Company's common stock, the holders shall have co-sale rights comparable to the rights of the Company's principal stockholders.

8  EARNINGS PER SHARE

The computation of basic earnings per share was based on the weighted average number of shares of common stock outstanding. The computation of diluted earnings per share was based on the weighted average number of shares of common stock and common stock equivalents outstanding. For purposes of presenting earnings per share for the years ended December 31, 1999 and 1998, common stock issued to effectuate the transaction with WII and in the exchange between CKGI and RTI are assumed to have been outstanding for all periods presented. Accordingly, these earnings per share presentations have been labeled as pro forma earnings per share.

In accordance with SFAS No. 128, "Earnings per Share," the following table reconciles net (loss) income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:


                                                                     Pro forma
                                        2000             1999          1998
                                    ------------      ----------    ----------
                                                                    (unaudited)
Net (loss) income available to
   common stockholders              $(1,299,335)       $137,932        $30,312
                                    ============      ==========    ==========

Weighted average shares
   outstanding                       14,802,055      12,544,520     12,250,000

                                                                     Pro forma
                                        2000             1999          1998
                                    ------------      ----------    ----------
                                                                    (unaudited)
Effect of stock option plan             985,629         535,259              -
                                    ------------      ----------    ----------
Diluted weighted average
shares outstanding                   15,787,684       13,079,779    12,250,000
                                    ============      ==========    ==========
Basic earnings per share            $    (0.087)       $  0.011        $ 0.002
                                    ============      ==========    ==========
Diluted earnings per share          $    (0.087)       $  0.011        $ 0.002
                                    ============      ==========    ==========

As of December 31, 2000 and 1999, there were 2,000 shares of preferred stock, convertible into 875,000 common shares. These shares were not included in the computation of diluted earnings per share for the years ended December 31, 2000 and 1999, because the effect of the assumed conversion had an antidilutive effect. For purposes of presenting earnings per share, common stock issued to effectuate the transaction with WII and in the exchange between CKGI and RTI are assumed to have been outstanding for all periods presented. Accordingly, these earnings per share presentations have been labeled as pro forma earnings per share.

9  STOCK OPTIONS AND WARRANTS

Contemporaneous with the formation of CKGI in February 1999, the Board adopted a Stock Option Plan (the Plan), pursuant to which it authorized and granted to the Compass Knowledge Group Management Trust (the Trust) options to purchase up to 1,500,000 shares of CKHI's common stock. The exercise price shall not be less than 85% of the fair market value of the underlying common stock on the grant date and no option may be exercised beyond seven years from the grant date. No stock option granted to a 10% stockholder may be exercised beyond five years from the grant date.

On December 15, 1999, the Board adopted a Year 2000 Stock Option Plan, which authorized 1,000,000 shares of common stock available for grants to CKHI's officers, directors, employees and consultants. The exercise price shall be at least equal to the fair market value of the underlying common stock on the grant date and no option may be exercised beyond 10 years from the grant date.

Had total compensation expense been calculated using SFAS 123, the Company's net loss and loss per common share for the years ended December 31, 2000 and 1999, would have been changed to the following pro forma amounts:

                                                            2000                   1999
                                                        ------------            ----------
Net (loss) income                As reported            $(1,299,335)            $ 137,932
                                 Pro forma              $(1,988,833)            $(131,136)
Basic and diluted net (loss)
 income per common share         As reported            $    (0.087)            $    .011

                                 Pro forma              $    (0.134)            $   (.010)

The weighted average fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model for employee and non-employee options with the following assumptions for the years ended December 31, 2000 and 1999:

                                                2000           1999
                                             ---------       --------
Risk-free interest rate                         4.99%         4.75%
Dividend yield                                  0.00%         0.00%
Expected life                                 5 - 6.2 years   5 years
Volatility                                        50%       0% and 92%

For the period ended December 31, 1999, a volatility of 0% was used for options granted prior to November 15, 1999, and a volatility of 92% was used for options granted after November 15, 1999.

A summary of options granted to purchase common stock under the Company's 2000 and 1999 Stock Plans are presented below:



                                                                     Weighted
                                                                      Average
             2000                                Shares           Exercise Price
-----------------------------------            ---------          --------------
Outstanding as of December 31, 1999                    -          $            -
  Granted                                      1,060,000                    1.95
  Exercised                                            -                       -
  Forfeited                                       60,000                    2.00
                                               ---------          --------------
Outstanding as of December 31, 2000            1,000,000          $         1.95
                                               =========          ==============

Options exercisable at year-end                  354,375          $         1.92
                                               =========          ==============

                                                                     Weighted
                                                                      Average
                                                 Shares             Fair Value
                                               ---------          --------------
Weighted average fair value of options
 granted during the year at market             1,060,000          $         1.06
                                               =========          ==============

                                                                     Weighted
                                                                      Average
             1999                                Shares           Exercise Price
-----------------------------------            ---------          --------------
Outstanding as of December 31, 1998                    -          $            -
  Granted                                      1,500,000                     .94
  Exercised                                            -                       -
  Forfeited                                            -                       -
                                               ---------          --------------
Outstanding as of December 31, 1999            1,500,000          $          .94
  Granted                                         90,000                    1.50
  Exercised                                            -                       -
  Forfeited                                       90,000                    3.02
                                               ---------          --------------
Outstanding as of December 31, 2000            1,500,000          $          .86
                                               =========          ==============

Options exercisable at year-end                1,235,900          $          .80
                                               =========          ==============

                                                                Weighted Average
                                                 Shares            Fair Value
                                               ---------        ----------------
Weighted average fair value of options granted    90,000        $            .79
during the year at market                      =========        ================

The following table summarizes information about the options outstanding at December 31, 2000:

                         Options Outstanding                    Options Exercisable
             ------------------------------------------   ------------------------------
                               Weighted
                 Number        Average       Weighted         Number
             Outstanding at   Remaining       Average     Exercisable at      Weighted
  Exercise    December 31,   Contractual     Exercise       December 31,      Average
   Prices        2000       Lives (years)      Price           2000       Exercise Price
-----------------------------------------   -----------   ------------------------------
   $ .75      1,359,700         3.76          $ .75         1,204,000          $ .75
   $1.00        100,000         4.95           1.00            30,000           1.00
   $2.00      1,030,300         4.49           2.00           346,275           2.00
   $4.00         10,000         3.34           4.00            10,000           4.00
              ---------         ----          -----         ---------          -----
              2,500,000         4.11          $1.29         1,590,275          $1.05
              =========         ====          =====         =========          =====

Awards under the Plan consist of stock options (both non-qualified options and options that qualify as "Incentive Stock Options" under Section 422 of the IRC of 1986, as amended), as described in the Plan.

For the years ended December 31, 2000 and 1999, compensation expense related to stock options issued to non-employees of $50,880 and $29,450, respectively, was recognized in the accompanying consolidated statements of operations. The remaining unamortized unearned compensation at December 31, 2000 and 1999, was $7,574 and $20,150, respectively.

10   SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company paid interest of approximately $10,800 and $2,700 for the years ended December 31, 1999 and 1998, respectively. No interest was paid during the year ended December 31, 2000.

The issuance, in October 1999, of 465,000 common shares and the additional 35,000 shares for the purchase of the minority interest and the five-year contract extension (see Note 1), respectively, were non-cash transactions.

During 1999, the Company issued 30,000 stock options to a stockholder for the retirement of a $45,040 note payable.

Also during 1999, loans totaling $204,648 from various stockholders were forgiven. These amounts were reclassed to additional paid-in capital.

On February 9, 1999, 9,188,257 common shares of CKGI were issued to the stockholders in conjunction with the formation of CKGI, in exchange for non-monetary consideration.

In accordance with the terms of the Company's cumulative preferred stock, dividends of $17,500 were accrued at December 31, 1999.

The Company's non-cash investing and financing activities were as follows as of December 31, 2000:

                                                   Amount
                                                -----------
Acquisitions:
  Fair value of assets acquired                 $ 2,749,387
  Cash paid, net of cash received                (2,080,151)
  Issuance of common stock                         (250,000)
                                                -----------

                                                  Amount
                                                -----------
Liabilities assumed                             $   419,236
                                                ===========


11   SUBSEQUENT EVENT

On February 26, 2001, the Company began offering for sale, pursuant to Regulation D, Rule 506 of the Securities Act of 1934, through a board authorized Private Placement Memorandum (PPM), units consisting of 1,000,000 additional shares of restricted common stock and warrants to purchase 500,000 shares of common stock at $.50 per share. As of March 1, 2001, the Company has not sold any securities pursuant to the PPM.

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEETS AND CONSOLIDATED STATEMENT OF OPERATIONS FOUND ON PAGES F-3 AND F-4 OF THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                 EXHIBIT INDEX

Exhibit
Number       Document Description
------       --------------------

10.5         Marketing and Sales Agreement by and between Compass
             Knowledge Group, Inc., and GE Medical Systems

10.6         E-Learning Services Agreement by and between Eduprise, Inc.
             and Compass Knowledge Group, Inc., effective January 1, 2001.

Exhibit 27   Financial Data Schedule