Form 10QSB
period 2001-03-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2001-05-15
CIK 1102908

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

[X] Yes   [_] No

         There were 15,451,564 shares outstanding of the Registrant's common stock, $0.001 par value, as of May 11, 2001.

                       COMPASS KNOWLEDGE HOLDINGS, INC.
                                  FORM 10-QSB
                     For the Quarter ended March 31, 2001

PART I - Financial Information

Item 1  Financial Statements

        Consolidated Balance Sheet as of March 31, 2001
        and December 31, 2000                                                 3

        Consolidated  Statements of Operations  for the Three Months ended
        March 31, 2001 and 2000                                               4

        Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 2001 and 2000                                  5

        Notes to Financial Statements                                         6

Item 2  Management's Discussion and Analysis of Results
        of Operations and Financial Condition                                 6

PART II - Other Information

Item 2  Changes in Securities                                                 15

Item 6  Exhibits and Reports on Form 8-K                                      16

        Signatures                                                            16

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                      March 31, 2001  December 31, 2000
                                                      --------------  -----------------
                                 ASSETS
                                 ------
CURRENT ASSETS:
  Cash                                                 $   908,823    $   840,785
  Accounts Receivable                                      219,649         45,074
 Prepaid expenses                                          229,291        108,737
 Other assets, net                                         507,745        446,904

                                                       -----------   ------------
  Total current assets                                   1,865,508      1,441,500

PROPERTY AND EQUIPMENT, net                                314,972        280,413

GOODWILL, NET                                            3,200,878      3,278,948

OTHER ASSETS, net                                          793,661        704,616

                                                       -----------   ------------
  Total assets                                         $ 6,175,019   $  5,705,477
                                                       ===========   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:

 Accounts payable and accrued expenses                 $   483,801   $    371,518
 Deferred student fees                                     869,456        467,032
 Note payable-current portion (Note 6)                      75,000              -
                                                       -----------   ------------
  Total current liabilities                              1,428,257        838,550
                                                       -----------   ------------

NOTE PAYABLE-LONG TERM PORTION (Note 6)                     50,000              -
                                                       -----------  -------------
  Total liabilities                                      1,478,257        838,550

STOCKHOLDERS' EQUITY:
 Preferred stock, 5,000,000 shares authorized,           1,667,026      1,667,026
  2,000 shares issued and outstanding
 Common stock, $0.001 par value; 50,000,000                 15,366         14,875
  shares authorized, 15,365,938 and 14,875,000 shares
  issued and outstanding at March 31, 2001 and
  December 31, 2000 respectively
 Additional paid-in-capital                              4,816,666      4,571,688
 Unearned compensation                                      (5,764)        (7,574)
 Accumulated deficit                                    (1,796,532)    (1,379,088)

                                                       -----------   ------------
  Total stockholders' equity                             4,696,762      4,866,927
                                                       -----------   ------------
  Total liabilities and stockholders'equity            $ 6,175,019   $  5,705,477
                                                       ===========   ============

 The accompanying notes are an integral part of the consolidated financial statements

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                          For the Three Months Ended March 31,
                                                          ------------------------------------
                                                                 2001             2000
                                                                 ----             ----
TOTAL STUDENT FEE REVENUE
  Net student fee revenue from degree programs               $    657,746    $    579,234
  Gross student fee revenue from non-degree programs              259,248         112,490
  Gross revenue from subscriptions and consulting services        377,610               -
  Other revenue                                                     4,760           2,674
                                                             ------------    ------------
                      Total revenue                             1,299,364         694,398

INSTRUCTION COSTS AND SERVICES                                    456,860         196,906
                                                             ------------    ------------
                        Gross profit                              842,504         497,492
                                                             ------------    ------------

OPERATING EXPENSES
  Selling and promotional                                         150,296          89,673
  General and administrative                                    1,081,266         457,717
                                                             ------------    ------------
                        Total operating expenses                1,231,562         547,390
                                                             ------------    ------------

LOSS FROM OPERATIONS                                             (389,058)        (49,898)
                                                             ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                                                   6,614          93,289
  Interest expense                                                     -             (155)
                        Total other income                          6,614          93,134
                                                             ------------    ------------

(LOSS) INCOME BEFORE PREFERRED DIVIDENDS                         (382,444)         43,236

LESS: PREFERRED STOCK DIVIDENDS                                   (35,000)        (39,822)
                                                             ------------    ------------

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS           $   (417,444)   $      3,414
                                                             ============    ============

EARNINGS PER SHARE
  Basic                                                      $     (0.028)   $      0.000
                                                             ============    ============
  Diluted                                                    $     (0.028)   $      0.000
                                                             ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                                        14,908,132      14,750,000
                                                             ============    ============
  Diluted                                                      14,908,132      15,648,720
                                                             ============    ============

 The accompanying notes are an integral part of the consolidated financial statements

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 & 2000

                                                                         2001             2000
                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                    $  (382,444)   $    43,236
 Adjustments to reconcile net (loss) income to net cash
     provided by (used in) operating activities-
         Depreciation and amortization                                    303,124         56,330
         Amortization of unearned compensation                              1,810          4,467

         Decrease (increase) in operating assets and liabilities-
            Accounts receivable                                          (174,575)       443,949
            Prepaid expenses                                             (125,000)        19,668
            Other current assets                                           10,176         (5,209)
            Other long-term assets                                       (358,895)      (198,093)
            Accounts payable and accrued expenses                         112,283        (53,318)
            Deferred revenue                                              402,425       (218,983)
            Due to related parties                                              -       (301,220)

                                                                      -----------    -----------
                Net cash used in operating activities                    (211,097)      (209,173)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                      (56,334)       (25,457)

                                                                      -----------    -----------
                Net cash used in investing activities                     (56,334)       (25,457)
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants                     245,469              -
  Proceeds from issuance of note payable (Note 6)                         125,000
  Payment of notes payable to stockholders                                      -        (12,510)
  Payment of preferred stock dividends                                    (35,000)       (57,321)
                                                                      -----------    -----------
                Net cash provided by (used in) financing activities       335,469        (69,831)
                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       68,038       (304,461)

CASH AND CASH EQUIVALENTS, beginning of period                            840,785      4,781,033
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                              $   908,823    $ 4,476,572
                                                                      ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements

               Compass Knowledge Holdings, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

   1. Principles of Interim Statements. The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company's financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company's Form 10-KSB. For further information refer to the consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission filed on March 15, 2001.

        The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

   2. As of March 31, 2001 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,021,200 shares of common stock and warrants to purchase 245,469 shares of common stock outstanding at March 31, 2001. The impact of the assumed conversion of the preferred stock, options and warrants were not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

   3. During the quarter ended March 31, 2001, the Company granted 59,000 options to directors and employees of the Company to purchase common stock of the Company at an exercise price of $0.45 with respect to 34,000 of such options and $0.55 with regard to the balance which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations, since the option price was greater or equal to the market value of the Company's common stock at the time of grant.

   4. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include no impact of the assumed exercise of 2,021,200 stock options with an exercise price of $1.14 or 245,469 warrants with an exercise price of $0.50 per share because the effect of the assumed conversion had an antidilutive effect.

   5. No provision for income taxes has been recorded for the period ending March 31, 2001, as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company's ability to realize the deferred tax assets in the future.

   6. On March 30, 2001, the Company entered into a loan agreement (the "Loan Agreement") with Cloverleaf Capital Advisors, LLC ("Cloverleaf") whereby Cloverleaf agreed to loan the Company $125,000 (the "Loan"). Pursuant to the promissory note (the "Note") issued by the Company in connection with the Loan, the Company agreed to repay Cloverleaf the principal sum loaned plus interest accruing at the rate of 12% per annum in three payments as follows: $25,000 plus accrued interest on or before June 1, 2001, $50,000 plus accrued interest on or before December 1, 2001 and $50,000 plus accrued interest on or before June 1, 2002. As of the period ending March 31, 2001, Cloverleaf had loaned $100,000. As of March 31, 2001 the Company had recorded an accounts receivable due from Cloverleaf in the amount of $25,000, $75,000 has been classified as a current liability and $50,000 as a long-term liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion should be read in conjunction with the more detailed information included in our consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this report. The following discussion may contain certain forward-looking statements that involve risks and uncertainties. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof, other variations thereof, or comparable terminology. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The risks and uncertainties we face include, but are not limited to, those discussed in the section entitled "Risk Factors" included in this report. Readers should carefully review these risk factors as well as other risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission filed on March 15, 2001.

  OVERVIEW

     The following discussion of our results of operations and financial condition should be read in conjunction with the text and consolidated financial statements and the notes thereto as included in our Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 15, 2001. Our operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

  RESULTS OF OPERATIONS

     Set forth below is certain of our selected consolidated financial and operating information for the three months ended March 31, 2001 and the comparable period in 2000. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Conditions and Results of Operations and our Consolidated Financial Statements and Notes thereto.

                                                                                      Three months ended
                                                                                           March 31
                                                                                -----------------------------

                                                                                      2001              2000
                                                                                      ----              ----
          Total revenue                                                         $  1,299,364      $   694,398
          Gross Profit                                                          $    842,504      $   497,492
          Net (Loss)/ Income                                                    $   (382,444)     $    43,236
          Earnings per share, basic                                             $     (0.028)     $     0.000
          Earnings per share, diluted                                           $     (0.028)     $     0.000

          Weighted average shares outstanding
                                  Basic                                           14,908,132       14,750,000
                                  Diluted                                         14,908,132       15,648,720

                                                                                At March 31, 2001
                                                                                -----------------

          Working Capital                                                       $    437,251
          Total Current Assets                                                  $  1,845,508
          Total Property and Equipment, net                                     $    314,972
          Total Current Liabilities                                             $  1,428,257
          Stockholders' Equity                                                  $  4,696,762

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Total revenues increased by $604,966 to $1,299,364 for the three months ended March 31, 2001 from $694,398 for the comparable 2000 period, representing an increase of 87.1%. Revenues increased in all three of our principal sources of revenue: Degree, Non-degree and Subscriptions and Consulting services. The majority of the increase is from our subsidiary, Educators' Learning Network, Inc., formerly known as Jamita ("eLNet"), which was acquired in August 2000, and contributed $330,559 in revenues for the three months ended March 31, 2001. Non-degree program revenue also increased, growing by $146,758, or 130%, for the three months ended March 31, 2001 to $259,248 from $112,490 in the comparable 2000 period. The revenue increases from non-degree programs are due to strong growth in existing offerings combined with the revenues from three new programs launched subsequent to the comparable 2000 period. Degree program revenue increased by 13.6%, or $78,512, for the three months ended March 31, 2001 to $657,746 from $579,234 in the comparable 2000 period. Degree program revenue growth came from the combination of a new program launched during the third quarter of 2000 and enrollment growth from an existing program, partially offset by lower enrollments in another existing program.

     Gross profit increased by 69.4%, to $842,504 for the three months ended March 31, 2001 from $497,492 for the comparable 2000 period. The $345,012 increase in gross profit is primarily due to $156,489 in gross profit contribution from eLNet, combined with an $119,857 increase in gross profit contribution from non-degree programs. Our gross profit margin declined to 64.8% for the three months ended March 31, 2001 from 71.6% in the comparable 2000 period, primarily reflecting a higher proportion of revenues derived from lower margin products such as new degree programs, existing non-degree programs and our eLNet business.

     Operating expenses increased by $684,172 to $1,231,471 for the three months ended March 31, 2001 from $547,390 in the comparable 2000 period, representing an increase of 125%. The increase is primarily due to the growth in our personnel, from 23 full-time employees on March 31, 2000 to 40 full time employees on March 31, 2001, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The increases in personnel and infrastructure costs are directly related to administering the new programs launched during the past twelve months as well as developing new programs and partnerships. We believe our current team is adequate to support our planned growth for the remainder of this fiscal period. Travel expenses, amortization of goodwill, primarily related to our August 2000 acquisition of eLNet and Rutherford Learning Group, Inc., marketing expenses, and professional fees increased over the year ago period, reflecting our aggressive efforts to grow our business.

     Interest income decreased compared with the comparable year ago period reflecting our allocation of cash reserves to the investments we made in people, programs and marketing.

     We own 100% of all of our subsidiaries except for eLNet which has a 10% minority ownership. No value was given to the minority interest based on eLNet's operating results.

     As a result of the above changes, net income before dividends declined by $425,680, resulting in a net loss before dividends of $382,444 for the three months ended March 31, 2001 compared with net income before dividends of $43,236 in the comparable 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash amounted to $908,823 at March 31, 2001, compared to $840,785 at December 31, 2000. The net cash used in our operations was $211,097 for the three months ended March 31, 2001 compared to operations using $209,173 in the comparable 2000 period. Net cash used in operating activities consisted primarily of investing in direct marketing activities, in the amount of $181,171 and repurposing, converting and developing content in the amount of $177,285.

     We used $56,334 from investing activities during the three months ended March 31, 2001 compared with $25,457 in the comparable 2000 period to purchase computer and other office equipment due to the increase in personnel.

     We received $335,469 in financing activities for the three months ended March 31, 2001 compared with a use of $69,831 in the comparable 2000 period. The increase is primarily due to our raising $245,469 through a board authorized private placement of our common stock and warrants to purchase our common stock pursuant to an exemption from registration under The Securities Act of 1933. We first offered these securities for sale to certain accredited investors on February 26, 2001, and through March 31, 2001 have sold 490,938 shares of restricted common stock at $0.50 per share and 245,469 warrants at an exercise price of $0.50 per share. We expect to close this private offering during the second quarter of 2001.

     Based on our current cash position as well as our projected cash flows for fiscal 2001, including the attendant risks and contingencies associated with the expected realization of such cash flows, we believe that our cash position will be sufficient to fund our business operations. However, we recognize there may be limitations on our ability to continue to develop new product offerings, expand our infrastructure and acquire new companies and businesses for which significant amounts of cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings, as well as offerings currently under development or planned, do not prove financially viable within a reasonable period of time, we intend to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from employee and other infrastructure costs related to termination of such programs, it is our intention to take all appropriate and reasonably necessary measures to immediately eliminate all unnecessary employee and infrastructure costs and expenses related to such terminated programs.

SEASONALITY

     We typically offer courses during all three semesters (fall-August through December; spring-December through April; and summer-May through August) of the school year. The summer semester typically experiences lower enrollment of new students as well as an increase in the number of students taking a "break" from their programs.

RISK FACTORS

As investment in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, please carefully consider the following risk factors and the other information in this report as well as other risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB. Any of the following risks could seriously harm our business and results of operations. As a result, the trading price of our common stock could decline, and you could lose part or all of you investment.

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

We might not be able to integrate our acquisitions successfully or to manage any addition products and services resulting from such acquisitions. We might experience slower than expected integration efforts. In addition, our acquisitions of Jamita and the Rutherford Learning Group in August of 2000 involve products or services in areas in which we have not previously operated. These acquisitions as well as similar types of acquisition or development will require our management to develop expertise in new areas and to attract new customers, both of which may be difficult to do.

We Have Restructured Our Operations

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

We May Engage in Joint Ventures and Strategic Alliances and Acquire Businesses, and We May Be Unable to Integrate any New Operations, Technologies, Products or Personnel

As part of our business strategy, we expect to engage in joint ventures and strategic alliances as well as to continue to acquire businesses that offer complementary products, services and technologies. Any ventures, alliances, acquisitions or investments will be accompanied by certain risks. These risks include, among other things, the:

 .    expenditures of cash which may reduce our cash reserves to critical levels,
 .    difficulty of assimilating the operations and personnel of the targeted businesses,
 .    potential disruption of our ongoing business,
 .    distraction of management from our core business,
 .    inability of management to maximize our financial and strategic position,
 .    increase in general and administrative expenses,
 .    expansion of management information systems,
 .    need for greater facilities requirements,
 .    increase in overall headcount,
 .    maintenance of uniform standards, controls, procedures and policies, and
 .    impairment of relationships with employees and clients as a result of any integration of new management personnel.

Any of these factors could have a material adverse effect on our business, results of operations or financial conditions, particularly in the case of a larger acquisition

Consideration paid for future acquisitions could be in the form of:

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

The Market For Distance Learning In Higher Education Continues To Develop

The market for distance learning continues to develop, but still remains only a small portion of the overall higher education market. Our success will depend upon colleges, universities, associations and companies continuing to implement distance learning programs. We presently have entered into contracts with only four universities. Any failure of online learning to gain continuing market acceptance would have a material adverse effect on our business and financial results.

We Operate In A Highly Competitive Market And We May Not Have Adequate Resources To Compete Successfully

The distance learning market continues to quickly evolve and is subject to rapid technological change and is extremely competitive in nature. Our competitors vary in size and in the scope and breadth of the products and services they offer. Competition is most intense from colleges and universities. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. We also face significant competition from a variety of companies including:

    . other companies which seek to offer a complete solution including software and services,
    .   companies which provide large libraries of content,
    . software companies with specific products for the college and university market,
    .   systems integrators, and
    .   hardware vendors.

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

Our Market Is Characterized By Rapid Technological Change

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

Our Operating Results Are Likely To Fluctuate Significantly And May Be Below Expectations

The following factors may affect our quarterly, as well as our annual, operating results:

    . our ability to attract and retain colleges, universities, associations and companies,
    . our ability to successfully implement our proposed distributed learning programs,
    . the amount and timing of operating costs and capital expenditures relating to expansion of our business,
    . our introduction of new or enhanced services and products, and similar introductions by our competitors,
    .   our ability to upgrade and develop our systems and infrastructure,
    .   our ability to attract, motivate and retain personnel, and
    .   technical difficulties in delivering our services.

As a result, we believe that our prior sales and operating results may not necessarily be meaningful, and that such comparisons may not be accurate indicators of future performance. Just because our business grew during the last two years, we can give no assurance that these percentages will reflect the ongoing pattern of our business.

History of Losses

Prior to expanding our infrastructure and business in fiscal year 2000 the Company was profitable, but during the fiscal year 2000 and for the first quarter of 2001 the Company has been unable to generate revenue sufficient to offset these additional expenses and charges. Consequently, the Company sustained substantial losses in 2000 and additional losses for the quarter ending March 31, 2001. Net losses for the twelve (12) months ended December 31, 2000 were approximately $1,154,511 ($1,299,335 after preferred dividends) or $.087 per share and net losses for the three (3) months ending March 31, 2001 were approximately $382,353 ($417,353 after preferred dividends) or $0.028 per share. The loss is primarily due to the growth in our personnel, from 17 full-time employees on December 31, 1999 to 40 full time employees as of March 31, 2001, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The increases in personnel and infrastructure costs are directly related to administering the new programs launched during the past twelve months as well as developing new programs and partnerships. We believe our current team is adequate to support our planned growth for the remainder of this fiscal period. Travel expenses, amortization of goodwill, primarily related to our August 2000 acquisition of eLNet and Rutherford Learning Group, Inc., marketing expenses, and professional fees increased over the year ago period, reflecting our aggressive efforts to grow our business. There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

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

Uncertainty With Respect To Technology

The Company's ability to compete effectively in the eLearning industry will depend on its success in buying the right technology and expanding its technology department or consummating a relationship with the right technology solutions partner. There can be no assurances that the Company will have sufficient funds to buy technology or expand its technology department with a sufficient number of qualified personnel. Further, while the Company is in the early stages of a strategic relationship with a technology company, no assurance can be given that such relationship will be successful. Failure to either acquire technology, expand our technology department with qualified personnel and/or have a successful long-term relationship with our technology partner will likely have a material adverse consequence on the Company and its business.

Early Stage Product Development

Except for the Company's three (3) profitable core degree and non-degree programs which the Company has been offering for a number of years, all of the Company's offerings are less than one (1) year old or are in development. No assurance can be given that these products and offerings can be developed into commercially viable products, reasonably scaled or be attractive to the marketplace. Nor can there be any assurance that these proposed products will achieve or sustain profitability. There is, therefore, substantial risk that the Company's proposed product development and commercialization efforts will not prove to be successful.

Limited Marketing and Sales Capability

The Company has limited internal business development, marketing and sales resources and personnel. In order to market its new offerings and any products it may develop, the Company may have to expand its marketing and sales force with technical expertise and distribution capability (or out source such duties to independent contractors). There can be no assurance that the Company will be able to expand its sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any new products or offerings it may develop. There can be no assurance that the Company will be able to recruit and retain skilled business development, sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company's business development, marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of the Company's proposed business development, and marketing schedules or plans can or will be met.

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

Private Offering Exemption

Securities of the Company have been sold and are being offered to prospective investors under a private offering exemptions from registration available under the Securities Act and the laws of the states in which the securities have been and will be sold. If the Company should fail to comply with the requirements of these exemptions, investors in this offering may have the right to rescind their purchases if they so desire. Since compliance with the exemption rules is highly technical, it is possible that, if an investor seeks rescission, he may succeed. If a number of investors were to successfully seek rescission, the Company would face severe financial demands that could have a material adverse effect on the Company and the non-rescinding shareholders.

Dependence Upon Management

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

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

During the quarter ended March 31, 2001, we sold approximately 10 Units for $245,469 consisting of 490,938 shares of our restricted common stock and 245,469 warrants to purchase our common stock for $0.50 per share at anytime within three years of the date of sale to various officers, directors and other "Accredited Investors." The Company paid no commissions with respect to these transactions.

    In connection with these transactions we relied on the exemptions from registration provided by Rule 506, Regulation D and Section 4(2) of the Securities Act. We believe that all of the purchasers were "Accredited Investors." All of the purchasers represented that they were acquiring the shares for investment purposes, and the certificates issued were appropriately restricted.

    Item 6 - Exhibits and Reports on Form 8-K

    (a)  List of Exhibits

         None.

    (b)  Reports on Form 8-K

         None.

                                  SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPASS KNOWLEDGE HOLDINGS, INC.


Date:    May 14, 2001                      By: /s/ ROGERS W. KIRVEN, JR.
                                           -----------------------------
                                           Chief Executive Officer and Director

Date:    May 14, 2001                      By: /s/ ANTHONY RUBEN
                                           ---------------------
                                           Chief Financial Officer and Treasurer