Form 10QSB
period 2001-06-30
COMPASS KNOWLEDGE HOLDINGS INC
filed 2001-08-08
CIK 1102908

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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

[X] Yes   [_] No

         There were 15,460,314 shares outstanding of the Registrant's common stock, $0.001 par value, as of August 8, 2001.

                       COMPASS KNOWLEDGE HOLDINGS, INC.
                                  FORM 10-QSB
                      For the Quarter ended June 30, 2001



PART I - Financial Information

Item 1  Financial Statements

        Consolidated Balance Sheet as of June 30, 2001 and
        December 31, 2000                                                  3

        Consolidated Statements of Operations for the Three and Six
        Months ended June 30, 2001 and 2000                                4

        Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 2001 and 2000                                5

        Notes to Financial Statements                                      6

Item 2  Management's Discussion and Analysis of Results
        of Operations and Financial Condition                              7

PART II - Other Information

Item 2  Changes in Securities                                             18

Item 5  Other Information                                                 18

Item 6  Exhibits and Reports on Form 8-K                                  19

        Signatures                                                        20

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000


                                                         June 30, 2001         December 31, 2000
                                                         -------------         -----------------
                             ASSETS
                             ------
CURRENT ASSETS:
 Cash                                                   $   626,079              $   840,785
 Accounts receivable, net of allowance                      373,809                   45,074
 Prepaid expenses                                           214,416                  108,737
 Other assets, net                                          577,654                  446,904

                                                        -----------              -----------
  Total current assets                                    1,791,958                1,441,500

PROPERTY AND EQUIPMENT, net                                 327,811                  280,413

GOODWILL, net                                             3,122,847                3,278,948

OTHER ASSETS, net                                           760,921                  704,616

                                                        -----------              -----------
  Total assets                                          $ 6,003,537              $ 5,705,477
                                                        ===========              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
CURRENT LIABILITIES:

 Accounts payable and accrued expenses                  $   503,640              $   371,518

 Deferred student fees                                    1,182,934                  467,032

 Note payable-current portion
                                                            100,000                     --

                                                        -----------              -----------
 Total current liabilities                                1,786,574                  838,550
                                                        -----------              -----------

                            STOCKHOLDERS' EQUITY:

 Preferred stock, 5,000,000 shares authorized,            1,667,026                1,667,026
  2,000 shares issued and outstanding
 Common stock, $0.001 par value; 50,000,000                  15,460                   14,875
  shares authorized, 15,460,314 and 14,875,000 shares
  issued and outstanding at June 30, 2001 and
  December 31, 2000 respectively
  Additional paid-in-capital                              4,942,229                4,571,688
 Unearned compensation                                       (3,952)                  (7,574)
 Accumulated deficit                                     (2,403,800)              (1,379,088)

                                                        -----------              -----------
  Total stockholders' equity                              4,216,963                4,866,927
                                                        -----------              -----------
  Total liabilities and stockholders'equity             $ 6,003,537              $ 5,705,477
                                                        ===========              ===========

               The accompanying notes are an integral part of the consolidated financial statements


            COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                            For the Three Months Ended June 30, For the Six Months Ended June 30,
                                                            ---------------------------------   ------------------------------
                                                                2001                2000            2001            2000
                                                                ----                ----            ----            ----
TOTAL STUDENT FEE REVENUE
    Net student fee revenue from degree programs                $ 545,433          $ 575,956       $1,203,179      $1,155,189
    Gross student fee revenue from non-degree programs            181,906            153,591          441,154         266,081
    Gross revenue from subscriptions and consulting services      445,223                  -          822,833               -
    Other revenue                                                   7,295              2,583           12,055           5,257
                                                            --------------      -------------   --------------  --------------
                    Total revenue                               1,179,857            732,130        2,479,221       1,426,527

INSTRUCTION COSTS AND SERVICES                                    474,879            113,465          931,739         310,371
                                                            --------------      -------------   --------------  --------------
                    Gross profit                                  704,979            618,665        1,547,483       1,116,156
                                                            --------------      -------------   --------------  --------------

OPERATING EXPENSES
    Selling and promotional                                       201,440            121,636          351,736         211,309
    General and administrative                                  1,081,316            625,298        2,162,582       1,083,016
                                                            --------------      -------------   --------------  --------------
                    Total operating expenses                    1,282,756            746,934        2,514,318       1,294,325
                                                            --------------      -------------   --------------  --------------

LOSS FROM OPERATIONS                                             (577,777)          (128,269)        (966,835)       (178,169)
                                                            --------------      -------------   --------------  --------------

OTHER INCOME (EXPENSE)
    Interest income                                                 8,509             58,314           18,523         151,603
    Interest expense                                               (3,000)                 -           (6,400)           (155)
                                                            --------------      -------------   --------------  --------------
                    Total other income                              5,509             58,314           12,123         151,448
                                                            --------------      -------------   --------------  --------------

(LOSS) INCOME BEFORE PREFERRED DIVIDENDS                         (572,268)           (69,955)        (954,712)        (26,721)


LESS: PREFERRED STOCK DIVIDENDS                                   (35,000)           (35,000)         (70,000)        (74,822)
                                                            --------------      -------------   --------------  --------------

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS             $ (607,268)         $(104,955)    $ (1,024,712)     $ (101,543)
                                                            ==============      =============   ==============  ==============

EARNINGS PER SHARE
    Basic                                                        $ (0.039)          $ (0.007)        $ (0.068)       $ (0.007)
                                                            ==============      =============   ==============  ==============
    Diluted                                                      $ (0.039)          $ (0.007)        $ (0.068)       $ (0.006)
                                                            ==============      =============   ==============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                      15,421,920         14,750,000       15,166,445      14,750,000
                                                            ==============      =============   ==============  ==============
    Diluted                                                    15,421,920         15,570,823       15,166,445      15,676,397
                                                            ==============      =============   ==============  ==============


               The accompanying notes are an integral part of the consolidated financial statements


                         COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                              FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                    2001            2000
                                                                    ----            ----
CASH FLOWS FROM OPERATING
ACTIVITIES:

 Net (loss) income                                               $(954,712)   $   (26,721)

 Adjustments to reconcile net (loss) income to net cash

   provided by (used for) operating activities-

     Depreciation and amortization                                 623,536        148,894

     Amortization of unearned compensation                           3,623         10,909

     Stock-based compensation                                       78,469             --


Decrease (increase) in operating assets and liabilities-

     Accounts receivable                                          (328,735)       475,697

     Due from related parties                                           --          4,332

     Prepaid expenses                                             (100,000)       (95,686)

     Other current assets                                           (5,679)       (19,419)

     Other long-term assets                                          5,291       (108,743)

     Accounts payable and accrued expenses                         132,122         95,287

     Due to related parties                                             --       (301,220)

     Deferred revenue                                              715,902       (182,006)
                                                                 ---------    -----------

          Net cash provided by

          operating activities                                     169,816          1,324
                                                                 ---------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchases of property and equipment                              (105,054)      (106,117)

 Cash payments for content development costs                      (231,727)      (203,309)

 Cash payments for direct marketing costs                         (370,397)      (307,226)

                                                                 ---------    -----------
          Net cash used for investing activities                  (707,179)      (616,652)
                                                                 ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock and warrants               292,656             --

 Proceeds from issuance of note payable                            100,000             --

 Payment of notes payable to stockholders                               --        (12,510)

 Payment of preferred dividend                                     (70,000)       (92,322)

                                                                 ---------    -----------
          Net cash provided by (used for) financing activities     322,656       (104,832)
                                                                 ---------    -----------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (214,706)      (720,160)


CASH AND CASH EQUIVALENTS, beginning of period                     840,785      4,781,033
                                                                 ---------    -----------

CASH AND CASH EQUIVALENTS, end of period                         $ 626,079    $ 4,060,873
                                                                 =========    ===========



Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                       $   6,400    $        --


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

                  The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

                  The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

         2. As of June 30, 2001 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,271,200 shares of common stock and warrants to purchase 592,657 shares of common stock outstanding at June 30, 2001. The impact of the assumed conversion of the preferred stock, options and warrants were not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

         3. During the quarter ended June 30, 2001, the Company granted 150,000 options to employees of the Company to purchase common stock of the Company at an exercise price of $0.375 which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations, since the option price was greater or equal to the market value of the Company's common stock at the time of grant.

         4. Stock and option-based compensation expense increased $80,280 to $82,092 for the three months ended June 30, 2001 from $1,812 for the three months ended March 31, 2000. The expense was the result of amortization of deferred compensation resulting from granting stock options and warrants to outside consultants and investment bankers.

         5. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include no impact of the assumed exercise of 2,271,200 stock options with an exercise price of $1.02 or 592,657 warrants with an exercise price of $0.63 per share because the effect of the assumed conversion had an anti-dilutive effect.

         6. No provision for income taxes has been recorded for the period ending June 30, 2001, as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company's ability to realize the deferred tax assets in the future.

         7. On March 30, 2001, the Company entered into a loan agreement (the "Loan Agreement") with Cloverleaf Capital Advisors, LLC ("Cloverleaf") whereby Cloverleaf agreed to loan the

                  Company $125,000 (the "Loan"). Pursuant to the promissory note (the "Note") issued by the Company in connection with the Loan, the Company agreed to repay Cloverleaf the principal sum loaned plus interest accruing at the rate of 12% per Annum as follows: Interest is due and payable on the first day of each month beginning May 1, 2001 and continuing on the same day of each month thereafter until the principal is paid in full; principal is payable as follows: $25,000 on or before June 1, 2001, $50,000 on or before December 1, 2001 and $50,000 on or before June 1, 2002. As of the period ending June 30, 2001, Cloverleaf had loaned the Company $100,000, which has been classified as a current liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                  The following discussion should be read in conjunction with the more detailed information included in our consolidated financial statements and accompanying notes, as well as the other financial information appearing elsewhere in this report. The following discussion may contain certain forward-looking statements that involve risks and uncertainties. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof, other variations thereof, or comparable terminology. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The risks and uncertainties we face include, but are not limited to, those discussed in the section entitled "Risk Factors" included in this report. Readers should carefully review these risk factors as well as other risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission filed on March 15, 2001.

         OVERVIEW

                  The following discussion of our results of operations and financial condition should be read in conjunction with the text and consolidated financial statements and the notes thereto as included in our Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 15, 2001. Our operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  Because of the somewhat seasonal pattern of student enrollments and the academic calendar, which affect the results of operations and the timing of cash inflows, we believe that comparisons of our results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding period in the preceding year. Because of the seasonality of student enrollments, our first, second and fourth quarters have historically represented the periods of highest revenues within a fiscal year.

         RESULTS OF OPERATIONS

                  Set forth below is certain of our selected consolidated financial and operating information for the three and six month periods ended June 30, 2001 and the comparable periods in 2000. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

                  Total revenue for the second quarter of 2001 and 2000 and for the first six months of 2001 and 2000 was as follows:


                                                      Three Months ended                  Six Months ended
                                                            June 30                            June 30

                                                      2001             2000            2001           2000
                                                      ----             ----            ----           ----
Total revenue                                    $  1,179,857    $    732,130    $  2,479,221    $  1,426,527
Gross Profit                                     $    704,979    $    618,665    $  1,547,483    $  1,116,156
(Loss) Income before Preferred Dividends         $   (572,268)   $    (69,955)   $   (954,712)   $    (26,721)
(Loss) Earnings per share, basic                 $     (0.039)   $     (0.007)   $     (0.068)   $     (0.007)
(Loss) Earnings per share, diluted               $     (0.039)   $     (0.007)   $     (0.068)   $     (0.006)

Weighted average shares outstanding
                             Basic                 15,421,920      14,750,000      15,166,445      14,750,000
                             Diluted               15,421,920      15,570,823      15,166,445      15,676,397

                                                       At June 30, 2001
                                                   ------------------------

Working Capital                                           $    5,384
Total Current Assets                                      $1,791,958
Total Property and Equipment, net                         $  327,811
Total Current Liabilities                                 $1,786,574
Stockholders' Equity                                      $4,216,963


         THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

                  Total revenues increased by $447,727, or 61.2%, to $1,179,857 for the three months ended June 30, 2001 from $732,130 for the comparable 2000 period. Revenues from subscriptions and consulting services and non-degree programs increased by $478,248 or 206.2% for the three months ended June 30, 2001 from $156,175 for the comparable 2000 period. The majority of this increase is from our subsidiary, Educators' Learning Network, Inc. formerly known as Jamita ("eLNet"), acquired in August 2000, which contributed $332,333 in subscription based revenues for the three months ended June 30, 2001. Consulting contracts also added an incremental $112,900 in revenues for the three months ended June 30, 2001; while non-degree program revenues increased by $28,314, or 18.4%, to $181,905 from $153,591 for the comparable 2000 period. On the other hand, degree program revenue declined by $30,522, or 5.3%, to $545,433 for three months ended June 30, 2001 from $575,955 for the comparable 2000 period due to the timing of summer semester revenue recognition in one existing program and lower spring semester enrollments in another, partially offset by revenues from two programs launched after the period ending June 30, 2000. While management believes that the overall decline in degree program revenue is isolated to this period, no assurance can be given that such revenues will not continue to decline in future periods.

                  Gross profit increased 14.0% to $704,979 for the three months ended June 30, 2001 from $618,665 for the comparable 2000 period. Our gross profit reflects a one-time charge against earnings of $80,185 to write-off capitalized content development costs we incurred with respect to several non-degree programs that we have decided not to launch in the foreseeable future. Excluding this write-off, gross profit increased by 26.9%, to $785,164, primarily due to $207,276 in gross profit contribution from eLNet and $71,322 in gross profit contribution from consulting services, and partially offset by a $128,567 decline in gross profit from degree programs. The decline in gross profit from degree programs was primarily due to lower recognized revenues due to the timing of summer semester revenue recognition in one existing program and lower spring semester enrollments in another and the amortization expenses related to the development of content. For the three months ended June 30, 2001, our gross profit margin declined to 59.8%, compared to 84.5% in the comparable 2000 period, primarily reflecting a higher proportion of our revenues derived from lower margin products, the write-off of content and amortization expense related to the development of content. Excluding the write-off of capitalized content development costs, our gross profit margin would have been 66.5%.

                  Operating expenses increased by $535,822 to $1,282,756 for the three months ended June 30, 2001 from $746,934 in the comparable 2000 period, representing an increase of 71.7%. The increase is primarily due to the growth of our personnel, from 29 full time employees on June 30, 2000 to 37 full time employees on June 30, 2001, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The increases in personnel and infrastructure costs, including contract labor, are directly related to administering new programs, consulting engagements and initiatives launched during the past twelve months as well as developing new programs, partnerships and consulting engagements. We believe our current team is adequate to support our planned growth for the remainder of this fiscal period. Depreciation and the amortization of goodwill and marketing expenses increased over the year ago period, reflecting our aggressive efforts to grow our business.

                  Net interest income decreased compared with the comparable year ago period reflecting our allocation of cash reserves to the investments we made in people, programs and marketing.

                  We own 100% of all of our subsidiaries except for eLNet which has as of June 30, 2001 a 10% minority ownership. No value was given to the minority interest based on eLNet's operating results.

                  As a result of the above changes, net income before dividends declined by $502,313, resulting in a net loss before dividends of $572,268 for the three months ended June 30, 2001 compared with a net loss before dividends of $69,955 in the comparable 2000 period.

         SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED
         JUNE 30, 2000

                  Total revenues increased by $1,052,694 to $2,479,221 for the six months ended June 30, 2001 from $1,426,527 for the comparable 2000 period, representing an increase of 73.8%. Revenues increased in all three of our principal sources of revenue: subscriptions and consulting services, non-degree and degree programs. The majority of the increase is from our subsidiary, eLNet which contributed $662,892 in subscription based revenues for the six months ended June 30, 2001. Non-degree program revenue also increased, growing by $175,073, or 65.8%, to $441,154. Consulting contracts added an incremental $159,951 in revenues for the six months ended June 30, 2001. Degree program revenue increased by $47,990, or 4.2%, to $1,203,179 for the six months ended June 30, 2001 from $1,155,189 for the comparable 2000 period.

                  Gross profit increased 38.6% to $1,547,483 for the six months ended June 30, 2001 from $1,116,156 for the comparable 2000 period. Our gross profit reflects the $80,185 charge to earnings resulting from the write-off of certain content described above. Excluding this write-off, gross profit increased by 45.8%, to $1,627,668, primarily due to $363,765 in gross profit contribution from eLNet and $115,492 in gross profit contribution from consulting services. For the six months ended June 30, 2001, our gross profit margin declined to 62.4%, compared to 78.2% in the comparable 2000 period, primarily reflecting a higher proportion of revenues derived from lower margin products, the write-off of content and amortization expense related to the development of content. Excluding the write-off, our gross profit margin would have been 65.7%.

                  Operating expenses increased by $1,219,993 to $2,514,318 for the six months ended June 30, 2001 from $1,294,325 in the comparable 2000 period, representing an increase of 94.3%. The increase is primarily due to the growth of our personnel, from 29 full time employees on June 30, 2000 to 37 full time employees on June 30, 2001, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The increases in personnel and infrastructure costs, including contract labor, are directly related to administering the new programs, consulting engagements and initiatives launched during the past twelve months as well as developing new programs, partnerships and consulting engagements. We believe our current team is adequate to support our planned growth for the remainder of this fiscal period. Depreciation and the amortization of goodwill, travel and marketing expenses increased over the year ago period, reflecting our aggressive efforts to grow our business.

                  Net interest income decreased compared with the comparable year ago period reflecting our allocation of cash reserves to the investments we made in people, programs and marketing.

                  We own 100% of all of our subsidiaries, except for eLNet which has a 10% minority ownership. No value was given to the minority interest based on eLNet's operating results.

                  As a result of the above changes, net income before dividends declined by $927,991, resulting in a net loss before dividends of $954,712 for the six months ended June 30, 2001 compared with a net loss before dividends of $26,721 in the comparable 2000 period.

         LIQUIDITY AND CAPITAL RESOURCES

                  Our cash amounted to $626,079 at June 30, 2001, compared to $840,785 at December 31, 2000. The net cash provided by our operations was $169,816 for the six months ended June 30, 2001, compared to operations providing $1,324 for the comparable 2000 period.

                  We used $707,179 in investing activities during the six months ended June 30, 2001, compared with $616,652 in the comparable 2000 period, to purchase and upgrade computer and other office equipment, as well as our investment in direct marketing activities, and repurposing, converting and developing content.

                  Cash provided from financing activities was $322,656 for the six months ended June 30, 2001 compared with a use of $104,832 in the comparable 2000 period. This increase is primarily due to our raising $292,656 through a board authorized private placement of our common stock and warrants to purchase our common stock pursuant to an exemption from registration under The Securities Act of 1933. We first offered these securities for sale to certain accredited investors on February 26, 2001, and through June 30, 2001 we sold 12.144 Units consisting of 607,188 shares of our restricted common stock at $0.50 per share and warrants to purchase 303,594 shares of our restricted common stock at an exercise price of $0.50 per share, 21,876 of these shares have not been issued pending the receipt of $10,938 from an officer of the Company. This offering was terminated on May 22, 2001. The proceeds of this offering were used for general corporate purposes.

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

         SEASONALITY

                  We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments and course completion. We typically offer courses during all three semesters (fall - August through December; spring -December through April; and summer - May through August) of the school year. The summer semester typically experiences lower enrollment of new students as well as an increase in the number of students taking a "break" from their programs thereby resulting in lower revenues. Accordingly, costs and expenses historically increase as a percentage of revenues as a result of certain fixed costs not significantly affected by the seasonal summer semester declines in net revenues. Changes in the start and finish dates of courses also impact the quarter in which revenue is recognized and impact comparability on a year-to-year basis. We anticipate that these seasonal trends will continue in the future.

         RISK FACTORS

                  An investment in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, please carefully consider the following risk factors and the other information in this report as well as other risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB and the Quarterly Reports on Form 10-QSB. Any of the following risks could seriously harm our business and results of operations. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

         A Failure to Manage Our Growth Could Adversely Affect Our Business

                  Our strategy is to grow, both internally and through acquisitions, as aggressively as our cash reserves and anticipated cash flow will allow. This strategy will place significant demands on our financial, operational, and management resources and will expose us to a variety of risks. Our growth has resulted in an increase in the level of responsibility for our key personnel. Expenses arising from our efforts to integrate our acquisitions, develop new products, or increase our existing market penetration could have an adverse impact on our business, results of operations, and financial condition.

                  Our efforts to integrate our acquisitions and incorporate and manage our new product offerings and services have been slower than expected. As a result, these acquisitions have required our management to develop expertise in new areas and to attract new customers, both of which have taken considerable management time and resources. While management believes we have crested the learning curve with respect to the integration of these businesses and their products and services no assurance can be given as to whether or not such operations will be profitable in the near term.

         We Have Restructured Our Operations

                  Last fall we began restructuring our operations to primarily concentrate on our core competencies to provide, among other things, e-learning assessment services, specialized expertise in content repurposing and development and marketing in our primary market niches and by adding certain additional vertical markets and product offerings. Management will continue to monitor these adjustments in fiscal 2001 and will make additional adjustments within our organization, as necessary. The transition issues associated with this restructuring may recur, and our revenue growth rates have declined as a result of this restructuring.

         We May Engage in Joint Ventures, Strategic Alliances and Acquire Businesses, and We May Be Unable to Integrate any New Operations, Technologies, Products or Personnel

                  As part of our business strategy, we have and will continue to engage in joint ventures and strategic alliances as well as to continue to acquire businesses that offer complementary products, services and technologies. Any ventures, alliances, acquisitions or investments will be accompanied by certain risks. These risks include, among other things, the:

         o expenditures of cash which may reduce our cash reserves to critical levels,
         o difficulty of assimilating the operations and personnel of the targeted businesses,
         o     potential disruption of our ongoing business,
         o     distraction of management from our core business,
         o inability of management to maximize our financial and strategic position,
         o     increase in general and administrative expenses,
         o     expansion of management information systems,
         o     need for greater facilities requirements,
         o     increase in overall headcount,
         o maintenance of uniform standards, controls, procedures and policies, and
         o impairment of relationships with employees and clients as a result of any integration of new management personnel.

                  Any of these factors could have a material adverse effect on our business, results of operations or financial conditions, particularly in the case of a larger acquisition.

         Consideration paid for future acquisitions could be in the form of:

         o     cash,
         o     stock,
         o     rights to purchase stock,
         o     convertible promissory notes, or
         o     a combination of the above types of consideration.

                  While we intend to participate in only accretive transactions, dilution of existing stockholders and to earnings per share may result in connection with any such future acquisitions. Our integration processes may also not be successful and the anticipated benefits of any past or future acquisition may not be realized.

         Some of Our Products Have a Lower Gross Margin Than Others

                  Some of our revenues are derived from products such as our subscription based and non-degree programs which, as a percentage of revenues, currently require a higher level of distribution and support expenditures compared to some of our degree programs. To the extent that revenues generated from these products become a greater percentage of our total revenues, our operating margins will continue to decrease, unless the expenses associated with these products decline as a percentage of revenues.

         Our Limited Operating History Does Not Afford Significant Financial Data Upon Which To Forecast Quarterly Revenue Or Operating Results, And Our Operating Results May Fluctuate From Quarter To Quarter Due To The Nature Of Our Business, Which Could Have A Negative Impact On The Price Of Our Common Stock

                  As a result of our limited operating history with respect to our subscriptions and consulting services business, we may not have sufficient historical financial data upon which to accurately forecast quarterly revenue and operating results with respect to this portion of our business. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially. Our quarterly operating results may fluctuate as a result of a variety of factors, including:

         o seasonality - due to the budget and purchasing cycles of our customers,
         o the expenses we incur to support the anticipated growth of our business, and
         o orders and cash collections being less or slower than anticipated.

                  Most of our expenses do not vary directly with revenue and are difficult to adjust in the short term. As a result, if revenue or cash collections for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter. Any such revenue or cash collections shortfall would, therefore, have a disproportionate effect on our expected operating results for that quarter.

         The Variability And Length Of The Sales Cycle For Some Of Our Products May Make Our Operating Results Unpredictable And Volatile

                  The period between our initial contact with a potential customer and content provider and the purchase of our products by that customer or students, as the case may be, typically ranges from three to 12 months. Factors that contribute to our long sales cycle, include:

         o our need to educate potential customers about the benefits of our products and services,
         o     competitive evaluations by customers,
         o     the customers' internal budgeting and approval processes, and
         o the fact that some customers view education products as discretionary spending, rather than essential purchases.

                  Our long sales cycle makes it difficult for us to predict if and when a potential sale will actually occur. In addition, if a sale is delayed from the quarter in which we expect it to occur, our operating results for that quarter would be adversely affected.

         We Could Be Subjected To Legal Actions Based Upon The Content We Obtain From Third Parties Over Whom We Exert Limited Control

                  It is possible that we could become subject to legal actions based upon claims that our course content infringes the rights of others or is erroneous. Any such claims, with or without merit, could subject us to costly litigation and the diversion of our financial resources and management personnel. The risk of such claims is exacerbated by the fact that our course content is provided by third parties over whom we exert limited control. Further, if those claims are successful, we may be required to alter the content, pay financial damages or obtain content from others.

         Our Stock Price May Continue To Be Volatile

                  The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

         o     adverse market conditions,
         o actual or anticipated variations in quarterly results of operations,
         o changes in our intellectual property rights or our competitors,
         o     announcements of technological innovations,
         o our introduction or elimination of new programs, products or services or changes in product pricing by our competitors,
         o     changes in financial estimates,
         o announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors,
         o     additions or departures of key personnel, and
         o     regulatory changes or interpretations.

                  The stock prices for many companies in the eLearning education sectors have experienced wide fluctuations, which often have been unrelated to their operating performance. We believe that these fluctuations have adversely affected the market price of our common stock.

         The Market For Distance Learning In Higher Education Continues To
         Develop

                  The market for distance learning continues to develop, but still remains only a small portion of the overall higher education market. Our success will depend upon colleges, universities, associations and companies continuing to implement distance learning programs. We presently have entered into contracts with only five universities. Any failure of online learning to gain continuing market acceptance would have a material adverse effect on our business and financial results.

         We Operate In A Highly Competitive Market And We May Not Have Adequate Resources To Compete Successfully

                  The distance learning market continues to quickly evolve and is subject to rapid technological change and is extremely competitive in nature. Our competitors vary in size and in the scope and breadth of the products and services they offer. Competition is most intense from colleges and universities. Some colleges and universities construct online learning systems utilizing in-house personnel and creating their own software or purchasing software components from a vendor. We also face significant competition from a variety of companies including:

         o other companies which seek to offer a complete solution including software and services,

         o     companies which provide large libraries of content,

         o software companies with specific products for the college and university market, o systems integrators, and o hardware vendors.

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

         Our Market Is Characterized By Rapid Change

                  The market for our products and services is characterized by rapid technological change, business model modifications, changes in customer demands and evolving industry standards. The introduction of services embodying new technologies, the convergence of technology companies with content and service companies and the emergence of new industry standards can render our existing products and services obsolete and unmarketable. To succeed, we must address the increasingly sophisticated needs of higher education by improving our business model, engaging in high growth activities and providing products and services that keep pace with technological developments, emerging industry standards and customer requirements.

         Our Operating Results Are Likely To Fluctuate Significantly And May Be Below Expectations

         The following factors may affect our quarterly, as well as our annual, operating results:

              o our ability to attract and retain colleges, universities, associations and companies,

              o our ability to successfully implement our proposed distributed learning programs,

              o the amount and timing of operating costs and capital expenditures relating to expansion of our business,

              o our introduction of new or enhanced services and products, and similar introductions by our competitors, o our ability to upgrade and develop our systems and infrastructure,

              o our ability to attract, motivate and retain personnel, and o technical difficulties in delivering our services.

              As a result, we believe that our prior sales and operating results may not necessarily be meaningful, and that such comparisons may not be accurate indicators of future performance. Just because our business grew during the last two years, we can give no assurance that these percentages will reflect the ongoing pattern of our business.

         History of Losses

                  Prior to expanding our infrastructure and business in fiscal year 2000 the Company was profitable, but during the fiscal year 2000 and for the first quarter of 2001 the Company has been unable to generate revenue sufficient to offset these additional expenses and charges. Consequently, the Company sustained substantial losses in 2000 and additional losses for the six months ending June 30, 2001. Net losses for the twelve (12) months ended December 31, 2000 were approximately $1,154,511 ($1,299,335 after preferred dividends) or $.087 per share and net losses for the six (6) months ending June 30, 2001 were approximately $954,712 ($1,024,712 after preferred dividends) or $0.068 per share. The loss is primarily due to the growth in our personnel, from 17 full-time employees on December 31, 1999 to 37 full time employees as of June 30, 2001, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The increases in personnel and infrastructure costs are directly related to administering the new programs launched during the past twelve months as well as developing new programs and partnerships. We believe our current team is adequate to support our planned growth for the remainder of this fiscal period. Travel expenses, amortization of goodwill, primarily related to our August 2000 acquisition of eLNet marketing expenses, and professional fees increased over the year ago period, reflecting our aggressive efforts to grow our business. There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

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

         Uncertainty With Respect To Technology

                   The Company's ability to compete effectively in the eLearning industry will depend on its success in buying the right technology and expanding its technology department or maintaining a good relationship with its technology solutions partner. There can be no assurances that the Company will have sufficient funds to buy technology or expand its technology department with a sufficient number of qualified personnel. Further, while the Company is in the early stages of a strategic relationship with a technology company, no assurance can be given that such relationship will be successful. Failure to either acquire technology, expand our technology department with qualified personnel and/or have a successful long-term relationship with our technology partner will likely have a material adverse consequence on the Company and its business.

         Early Stage Product Development

                  Except for the Company's three (3) profitable core degree and non-degree programs which the Company has been offering for a number of years, all but one of the Company's offerings are less than one (1) year old or are in development. No assurance can be given that these products and offerings can be developed into commercially viable products, reasonably scaled or be attractive to the marketplace. Nor can there be any assurance that these proposed products will achieve or sustain profitability. There is, therefore, substantial risk that the Company's proposed product development and commercialization efforts will not prove to be successful.

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

         Private Offering Exemption

                  Securities of the Company have been sold to investors under a private offering exemptions from registration available under the Securities Act and the laws of the states in which the securities have been and will be sold. If the Company failed to comply with the requirements of these exemptions, investors in this offering may have the right to rescind their purchases if they so desire. Since compliance with the exemption rules is highly technical, it is possible that, if an investor seeks rescission, he may succeed. If a number of investors were to successfully seek rescission, the Company would face severe financial demands that could have a material adverse effect on the Company and the non-rescinding shareholders.

         Dependence Upon Management

                  The Company and its subsidiaries will be dependent to a significant extent on the continued efforts and abilities of its Chairman and Chief Executive Officer, Rogers W. Kirven, Jr., its President, Daniel J. Devine and other key employees including, without limitation, Larry Rowedder. Notwithstanding its ownership of key-man life on Mr. Kirven, if the Company were to lose the services of such key employees before a qualified replacement could be obtained, its business and the financial affairs of the Company could be materially adversely effected.

         There Is Uncertainty Regarding Federal Laws and Regulations.

                  Title IV of the Higher Education Act [20 U.S.C. ss. 1094
         (a)(20] forbids institutions that receive federal student aid to "provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance." As drafted, the "incentive payment" provision prohibits universities from paying employees or third-parties based on success in securing enrollments in programs or individual for-credit courses.

                  The incentive payments ban enacted in 1992 was intended to prevent schools from using commissioned sales persons to recruit students. It is management's opinion that the rule was never intended to regulate legitimate business arrangements, such as the type of arrangements entered into by the Company and its university partners, which covers a wide array of professional services. However, as currently being interpreted by the U.S. Department of Education Office of the Inspector General ("OIG"), the "incentive payment" provisions would also prohibit payments based on leads or percentage fee arrangements where leads are coupled with other services including leads generated through Web sites even though Web sites cannot "recruit" in the same way as commissioned sales representatives.

                  While our business arrangements that include revenue fee splits with our university partners exclude Title IV students from the revenue split formula, our financial position, results of operations, cash flows, and business models and strategy could be materially impaired if such business arrangement is deemed to be a violation of the "incentive payments" provisions under Title IV. The Company has requested a letter ruling from the U.S. Department of Education ("DOE") that our business model does not violate the provisions of Title IV regarding "incentive payments." As of this date, we have not received any response from the DOE. No assurance can be given that a favorable ruling will be forthcoming or that our university parties will not be subject to an unfavorable audit which could materially and adversely affect our business relationships.

         PART II - OTHER INFORMATION

         ITEM 2 - CHANGES IN SECURITIES

                  During the quarter ended June 30, 2001, we sold approximately
         1.85 Units for $47,187.50 consisting of 94,375 shares of our restricted common stock and warrants to purchase 47,187 shares of our common stock for $0.50 per share at anytime within three years of the date of sale to various officers, directors and other "Accredited Investors." The Company paid no commissions with respect to these transactions.

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

         ITEM 5 - OTHER INFORMATION

                  On July 30, 2001, effective July 1, 2001, (the "Effective Date") Compass Knowledge Holdings, Inc. ("Compass") and its subsidiaries, Educators' Learning Network, Inc. f/k/a Jamita, Inc. ("eLNet") and Rutherford Learning Group, Inc. ("RLG") (Compass, eLNet and RLG are hereinafter sometimes collectively referred to as the "Company") entered into a Settlement and Asset Purchase Agreement (the "Agreement") with Michael Rutherford whereby the following transactions were consummated:

               o The Company sold to Mr. Rutherford certain office and computer equipment, all intellectual property rights associated with the "Learning Centered School" education program, the RLG trade name, marks and logos and certain other general intangible assets (collectively, the "Assets").

          The contractual purchase price for the Assets was $1,006,250 consisting of:

               - 181,250 shares of Compass common stock valued at $1.00 per share or $181,250,
               - Mr. Rutherford's minority interest in eLNet valued at $200,000,
               - Mr. Rutherford's Incentive Payment due him pursuant to that certain eLNet Purchase Agreement dated August 15, 2000 valued at $25,000,
               - The rights to the ROL License Agreement (described below) valued at $300,000, and
               -    The assumption of certain liabilities equaling $300,000.

     o As of the Effective Date, Mr. Rutherford resigned as an officer and director of eLNet and RLG and his employment agreements with the Company were terminated effective July 1, 2001.

     o Pursuant to a Content Development and License Agreement of even date therewith (the "LCS License Agreement"), Mr. Rutherford agreed to write, produce and serve as the host and keynote speaker, at his sole cost and expense, with respect to the Learning Centered School Program (the "LCS Programs").

          Pursuant to the LCS License Agreement, Mr. Rutherford granted eLNet the exclusive right for a term of 10 years to use, market, sell and distribute the LCS Program in all distance learning formats. As consideration for the License, eLNet agreed to pay Mr. Rutherford 50% of the Net Receipts collected by eLNet from such sales, saving certain exceptions.

     o Pursuant to a Content Development and License Agreement of even date therewith (the "ROL License Agreement"), eLNet granted to Mr. Rutherford the nonexclusive right to use, market and sell the "Requisites of A Leader" Program ("ROL Program") with respect to only in-person (live) consulting engagements of Mr. Rutherford for a term of five years.

          In connection with the ROL License Agreement, Mr. Rutherford is required to create, write and serve as the host and keynote speaker with respect to 10 core episodes of the ROL Program for the 2001-2002 school year.

     o As of the Effective Date, Mr. Rutherford agreed to provide certain consulting services to the Company through September 2002 for the following consideration:

               - $12,500 per month for three (3) consecutive months beginning July 1, 2001 and ending September 30, 2001, and

               - Five percent of all "Net Receipts" received by eLNet within one (1) year of the sales of the ROL Program by Mr. Rutherford.

Item 6 - Exhibits and Reports on Form 8-K

(a)  List of Exhibits

     None.

(b)  Reports on Form 8-K

     A Form 8-K was filed by the Company on July 17, 2001.

     An amendment to Form 8-K on Form 8-K/A was filed by the Company on July 24, 2001.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          COMPASS KNOWLEDGE HOLDINGS, INC.


Date:    August 8, 2001                   By: /s/ ROGERS W. KIRVEN, JR.
                                          -----------------------------
                                          Chief Executive Officer and Director


Date:    August 8, 2001                   By: /s/ ANTHONY RUBEN
                                          -----------------------------
                                          Chief Financial Officer and Treasurer