Form 10QSB
period 2001-09-30
COMPASS KNOWLEDGE HOLDINGS INC
filed 2001-11-06
CIK 1102908

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

[X] Yes   [_] No

     There were 15,841,564 shares outstanding of the Registrant's common stock, $0.001 par value, as of November 6, 2001.

                       COMPASS KNOWLEDGE HOLDINGS, INC.
                                  FORM 10-QSB
                   For the Quarter ended September 30, 2001

PART I - Financial Information

Item 1   Financial Statements

         Consolidated Balance Sheet as of September 30,
         2001 and December 31, 2000                                  3

         Consolidated Statements of Operations for the Three
         and Nine Months ended September 30, 2001 and 2000           4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2001 and 2000                    5

         Notes to Financial Statements                               6

Item 2   Management's Discussion and Analysis of Results
         of Operations and Financial Condition                       7

PART II - Other Information

Item 2   Changes in Securities                                      18

Item 5   Other Information                                          18

Item 6   Exhibits and Reports on Form 8-K                           19

         Signatures                                                 19

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                 September 30, 2001       December 31, 2000
                                                                                 ------------------       -----------------
                                        ASSETS                                      (Unaudited)              (Audited)
                                        ------
         CURRENT ASSETS:
             Cash                                                                         $ 740,993               $ 840,785
             Accounts receivable, net of allowance                                          517,198                  45,074
             Prepaid expenses                                                               203,506                 108,737
             Other assets, net                                                              426,347                 446,904
                                                                                     --------------           -------------
                 Total current assets                                                     1,888,044               1,441,500

         PROPERTY AND EQUIPMENT, net                                                        283,733                 280,413

         GOODWILL, net                                                                    4,233,326               3,278,948

         OTHER ASSETS, net                                                                  899,043                 704,616
                                                                                     --------------           -------------
                 Total assets                                                           $ 7,304,146             $ 5,705,477
                                                                                     ==============           =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
         CURRENT LIABILITIES:
             Accounts payable and accrued expenses                                        $ 654,096               $ 371,518
             Deferred student fees                                                        1,449,526                 467,032
             Note payable-current portion                                                   100,000                       -
                                                                                     --------------           -------------
                 Total current liabilities                                                2,203,622                 838,550

             Long term deferred student fees                                                  3,541                       -
                                                                                     --------------           -------------
                 Total liabilities                                                        2,207,163                 838,550

         STOCKHOLDERS' EQUITY:
             Preferred stock, 5,000,000 shares authorized,                                1,667,026               1,667,026
                 2,000 shares issued and outstanding
             Common stock, $0.001 par value; 50,000,000                                      16,023                  14,875
                 shares authorized, 15,841,564 and 14,875,000 shares issued and outstanding at September 30, 2001 and December 31, 2000
                 respectively
             Additional paid-in-capital                                                   6,066,666               4,571,688
             Unearned compensation                                                           (2,139)                 (7,574)
             Accumulated deficit                                                         (2,559,968)             (1,379,088)
             Treasury Stock at cost 181,250 shares                                          (90,625)                      -
                                                                                     --------------           -------------
                 Total stockholders' equity                                               5,096,983               4,866,927
                                                                                     --------------           -------------
                 Total liabilities and stockholders' equity                              $ 7,304,146             $ 5,705,477
                                                                                     ==============           =============

  The accompanying notes are an integral part of the consolidated financial statements.

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                       For the Three Months                For the Nine Months
                                                                        Ended September 30,                Ended September 30,
                                                                    ----------------------------      -----------------------------
                                                                        2001             2000             2001              2000
                                                                        ----             ----             ----              ----
TOTAL STUDENT FEE REVENUE
        Net student fee revenue from degree programs                $   740,432      $   502,519      $  1,943,611      $ 1,657,708
        Gross student fee revenue from non-degree programs              102,653          118,147           543,808          384,228
        Gross revenue from subscriptions and consulting services        533,357          178,794         1,356,190          178,794
        Other revenue                                                     1,311              791            13,365            6,048
                                                                    -----------      -----------      ------------      -----------
                    Total revenue                                     1,377,753          800,251         3,856,974        2,226,778

INSTRUCTION COSTS AND SERVICES                                          342,653          231,630         1,274,392          542,001
                                                                    -----------      -----------      ------------      -----------
                    Gross profit                                      1,035,099          568,621         2,582,582        1,684,777
                                                                    -----------      -----------      ------------      -----------

OPERATING EXPENSES
        Selling and promotional                                         188,368          207,248           540,104          418,557
        General and administrative                                      968,958          993,919         3,131,540        2,076,935
                                                                    -----------      -----------      ------------      -----------
                    Total operating expenses                          1,157,326        1,201,167         3,671,644        2,495,492
                                                                    -----------      -----------      ------------      -----------

LOSS FROM OPERATIONS                                                   (122,227)        (632,546)       (1,089,062)        (810,715)
                                                                    -----------      -----------      ------------      -----------

OTHER INCOME (EXPENSE)
        Interest income                                                   4,060           44,167            22,748          195,770
        Interest expense                                                 (3,000)               -            (9,566)            (155)
                                                                    -----------      -----------      ------------      -----------
                    Total other income                                    1,060           44,167            13,182          195,615
                                                                    -----------      -----------      ------------      -----------

(LOSS) INCOME BEFORE PREFERRED DIVIDENDS                               (121,167)        (588,379)       (1,075,880)        (615,100)

LESS: PREFERRED STOCK DIVIDENDS                                         (35,000)         (35,000)         (105,000)        (109,822)
                                                                    -----------      -----------      ------------      -----------

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS                  $  (156,167)     $  (623,379)     $ (1,180,880)     $  (724,922)
                                                                    ===========      ===========      ============      ===========

EARNINGS PER SHARE
        Basic                                                       $    (0.010)     $    (0.042)     $     (0.077)     $    (0.049)
                                                                    ===========      ===========      ============      ===========
        Diluted                                                     $    (0.010)     $    (0.040)     $     (0.077)     $    (0.046)
                                                                    ===========      ===========      ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
        Basic                                                        15,676,482       14,832,880        15,336,635       14,777,828
                                                                    ===========      ===========      ============      ===========
        Diluted                                                      15,676,482       15,408,491        15,336,635       15,643,638
                                                                    ===========      ===========      ============      ===========


   The accompanying notes are an integral part of the consolidated financial statements

               COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001AND 2000

                                                                                                          2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                                   $ (1,075,880)    $  (615,100)
   Adjustments to reconcile net (loss) income to net cash
      provided by (used for) operating activities-
            Depreciation and amortization                                                                   967,630         376,927
            Amortization of unearned compensation                                                             5,435          23,846
            Stock-based compensation                                                                         78,469               -

            Decrease (increase) in operating assets and liabilities-
                      Accounts receivable                                                                  (472,124)        300,814
                      Provision for losses on accounts receivable                                                 -         (10,887)
                      Prepaid taxes                                                                               -         (13,600)
                      Prepaid expenses                                                                     (100,000)        (76,984)
                      Other current assets                                                                    5,231          (8,515)
                      Other long-term assets                                                                  5,291        (501,801)
                      Accounts payable and accrued expenses                                                 282,578         200,146
                      Due to related parties                                                                      -        (313,730)
                      Deferred revenue                                                                      986,035         150,493
                      Accrued Dividends                                                                           -               -
                                                                                                       ------------     -----------

                               Net cash provided by (used in) operating activities                          682,666        (488,391)
                                                                                                       ============     ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                                     (105,096)       (149,497)
   Cash payments for content development costs                                                             (386,506)       (203,309)
   Cash payments for direct marketing costs                                                                (463,485)       (307,226)
   Acquisitions, net of cash/divestiture                                                                   (115,028)     (2,080,151)
                                                                                                       ------------     -----------
                               Net cash provided by (used in) investing activities                       (1,070,115)     (2,740,183)
                                                                                                       ============     ===========

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and warrants                                                      292,656               -
   Proceeds from issuance of note payable                                                                   100,000               -
   Payment of notes payable to stockholders                                                                       -               -
   Payment of preferred dividend                                                                           (105,000)       (109,822)
                                                                                                       ------------     -----------
                               Net cash provided by (used in) financing activities                          287,656        (109,822)
                                                                                                       ============     ===========

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        (99,792)     (3,338,396)

CASH AND CASH EQUIVALENTS, beginning of period                                                              840,785       4,781,033
                                                                                                       ------------     -----------

CASH AND CASH EQUIVALENTS, end of period                                                               $    740,993     $ 1,442,637
                                                                                                       ============     ===========
Supplemental disclosure of cash flow information:
       Cash paid during the year for:
          Interest                                                                                     $      9,566     $         -

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

     The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2. As of September 30, 2001 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,407,200 shares of common stock and warrants to purchase 592,657 shares of common stock outstanding at September 30, 2001. The impact of the assumed conversion of the preferred stock, options and warrants were not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

3. During the quarter ended September 30, 2001, the Company granted 166,000 options to employees of the Company to purchase common stock of the Company at exercise prices of $0.35 and $0.375, which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations, since the option price was greater or equal to the market value of the Company's common stock at the time of grant.

4. Stock and option-based compensation expense decreased $11,123 to $1,812 for the three months ended September 30, 2001 from $12,935 for the three months ended September 30, 2000. The period expense was the result of amortization of deferred compensation resulting from granting stock options and warrants to an outside consultant.

5. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include no impact of the assumed exercise of 2,407,200 stock options with an exercise price of $.96 or 592,657 warrants with an exercise price of $0.63 per share because the effect of the assumed conversion had an anti-dilutive effect.

6. No provision for income taxes has been recorded for the period ending September 30, 2001, as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company's ability to realize the deferred tax assets in the future.

7. On March 30, 2001, the Company entered into a loan agreement (the "Loan Agreement") with Cloverleaf Capital Advisors, LLC ("Cloverleaf") whereby Cloverleaf agreed to loan the Company $125,000 (the "Loan"). Pursuant to the promissory note (the "Note") issued by the

     Company in connection with the Loan, the Company agreed to repay Cloverleaf the principal sum loaned plus interest accruing at the rate of 12% per Annum as follows: Interest is due and payable on the first day of each month beginning May 1, 2001 and continuing on the same day of each month thereafter until the principal is paid in full; principal is payable as follows: $25,000 on or before June 1, 2001, $50,000 on or before December 1, 2001 and $50,000 on or before June 1, 2002. As of the period ending September 30, 2001, Cloverleaf had loaned the Company $100,000, which has been classified as a current liability.

8. Effective July 1, 2001, the Company entered into a Settlement Agreement with Michael Rutherford whereby Mr. Rutherford resigned as an officer and director of two of the Company's subsidiaries, his employment agreement with such subsidiaries was terminated and substantially all of the assets of the Company's subsidiary, Rutherford Learning Group ("RLG"), were conveyed to Mr. Rutherford. In connection with this transaction, Mr. Rutherford returned 181,250 common shares of the Company and his 10 percent equity interest in the Company's subsidiary, Educators' Learning Network, which he was provided in connection with the Company's acquisition of RLG in August 2000. For complete details on this transaction, please see Item
     5 of this Report.

9. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is not expected to have a significant impact on our financial position at transition. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

OVERVIEW

     The following discussion of our results of operations and financial condition should be read in conjunction with the text and consolidated financial statements and the notes thereto as included in our Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 15, 2001. Our operating results for the nine month period ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

RESULTS OF OPERATIONS

     Set forth below is certain of our selected consolidated financial and operating information for the three and nine month periods ended September 30, 2001 and the comparable periods in 2000, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

     Total revenue for the third quarter of 2001 and 2000 and for the first nine months of 2001 and 2000 was as follows:

                                                  Three Months ended                 Nine Months ended
                                                     September 30                       September 30

                                                 2001            2000              2001             2000
                                                 ----            ----              ----             ----
Total revenue                                $ 1,377,753     $   800,251       $ 3,856,974      $ 2,226,778
Gross profit                                 $ 1,035,099     $   568,621       $ 2,582,582      $ 1,684,777
Earnings Before Interest, Tax,
Depreciation and Amortization                $   221,868     $  (404,512)      $  (120,809)     $  (443,786)
(Loss) Income before Preferred               $  (121,167)    $  (588,379)      $(1,075,880)     $  (615,100)
Dividends
(Loss) Earnings per share, basic             $    (0.010)    $    (0.042)      $    (0.077)     $    (0.049)
(Loss) Earnings per share, diluted           $    (0.010)    $    (0.040)      $    (0.077)     $    (0.046)

Weighted average shares outstanding
                         Basic                15,676,482      14,832,880        15,336,635       14,777,828
                         Diluted              15,676,482      15,408,491        15,336,635       15,643,638


                                          At September 30, 2001
                                          ----------------------

Working Capital                                 $ (315,578)
Total Current Assets                            $1,888,044
Total Property and Equipment, net               $  283,733
Total Current Liabilities                       $2,203,622
Stockholders' Equity                            $5,096,983

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues increased by $577,502, or 72.2%, to $1,377,753 for the three months ended September 30, 2001 from $800,251 for the comparable 2000 period. Revenues increased in degree programs and subscriptions and consulting services compared to the year ago period. The majority of the increase is from our subsidiary, Educators' Learning Network, Inc., formerly known as Jamita ("eLNet"), which was acquired in August 2000, which contributed $366,733 in revenues for the three months ended September 30, 2001 compared to $178,794 in the year ago period. ELNet's $187,939, or 105%, increase was due to an increase in new customers sales combined with three months of revenue recognition in the 2001 period compared with two months of revenue recognition in the 2000 period. Consulting contracts added an incremental $166,624 in revenues for the three months ended September 30, 2001. Degree program revenue increased by $237,913, or 47.3%, to $740,432 for the three months ended September 30, 2001 from $502,519 for the comparable 2000 period. All degree programs had higher revenue in the 2001 period compared to the year ago period. Non-degree program revenue declined $15,494, or 13.1%, to $102,653 in the three months ended September 30, 2001 from $118,147 in the year ago period. The decrease in non-degree program revenues is directly related to the postponement of a program due to travel disruptions following the September 11, 2001 attacks on the Pentagon and World Trade Center.

     Gross profit increased $466,478, or 82.0%, to $1,035,099 for the three months ended September 30, 2001 from $568,621 for the comparable 2000 period, primarily due to higher contributions from consulting contracts, degree programs and eLNet. For the three months ended September 30, 2001, our gross profit margin increased to 75.1%, compared to 71.1% in the comparable 2000 period, reflecting the impact of high margin consulting revenues, partially offset by lower eLNet margins. eLNet margins for the three months ended September 30, 2001 were 65.8%, in the year ago period margins were 91.2%, reflecting atypically low costs in the two months following the acquisition.

     Operating expenses decreased by $43,841, or 3.6%, to $1,157,326 for the three months ended September 30, 2001 from $1,201,167 in the comparable 2000 period. The decrease was primarily due to a year-over-year reduction in our personnel, from 41 full time employees on September 30, 2000 to 34 full time employees on September 30, 2001, combined with lower personnel recruitment and travel expenses. These reductions were partially offset by higher depreciation and amortization expenses related primarily to the acquisition of eLNet. Lower personnel costs reflect our focus on cost control. Depreciation and the amortization of goodwill and marketing expenses increased over the year ago period, reflecting our aggressive efforts to grow our business.

     Net interest income decreased compared with the comparable year ago period reflecting our allocation of cash reserves to the investments we made in people, programs and marketing.

     As a result of the increase in sales, improvement of margins and reduction in operating expenses, net income before dividends increased by $467,212, resulting in a net loss before dividends of $121,167 for the three months ended September 30, 2001 compared with a net loss before dividends of $588,379 in the comparable 2000 period.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues increased by $1,630,196 to $3,856,974 for the nine months ended September 30, 2001 from $2,226,778 for the comparable 2000 period, representing an increase of 73.2%. Revenues increased in all three of our principal sources of revenue: degree programs, non-degree programs and subscriptions and consulting services. The majority of the increase is from our subsidiary, Educators' Learning Network, Inc., formerly known as Jamita ("eLNet"), which was acquired in August 2000, and contributed $1,029,625 in revenues for the nine months ended September 30, 2001 compared to $178,794 in the year ago period. The $850,831, or 476%, increase was due to nine months of revenue recognition in the 2001 period compared with two months of revenue recognition in the 2000 period combined with an increase in new customer sales. Consulting contracts added incremental revenues of $291,524 for the nine months ended September 30, 2001. Degree program revenue also increased, growing by $285,904, or 17.2%, to $1,943,612 for the nine months ended September 30, 2001 from $1,657,708 for the comparable 2000 period. Non-degree program revenue grew $159,578, or 41.5%, to $543,806 for the nine months ended September 30, 2001 compared to $384,228 in the year ago period.

     Gross profit increased $897,805, or 53.3% to $2,582,582 for the nine months ended September 30, 2001 from $1,684,777 for the comparable 2000 period. Our gross profit reflects an $80,185 charge to write-off content, which we developed and do not anticipate using in the near future. Excluding this write-off, gross profit increased by $977,990, or 58.0%, to $2,662,767, primarily due to higher contributions from eLNet and consulting contracts. For the nine months ended September 30, 2001, our gross profit margin declined to 67.0%, compared to 75.7% in the comparable 2000 period, primarily reflecting a higher proportion of revenues derived from lower margin products, the write-off of content and amortization expense related to the development of content. Excluding the write-off, our gross profit margin would have been 69.0%.

     Operating expenses increased by $1,176,152 to $3,671,644 for the nine months ended September 30, 2001 from $2,495,492 in the comparable 2000 period, representing an increase of 47.1%. The increase is primarily due to higher personnel, depreciation and amortization and contract labor costs for the nine months ended September 30, 2001 compared to the year ago period. The expense increases are directly related to launching and administering three new programs, consulting engagements and initiatives initiated since June 2000. We believe our current team of 34 full time employees on September 30, 2001, down from 41 full time employees on September 30, 2000, is adequate to support our planned growth for the remainder of the fiscal period.

     Net interest income decreased compared with the comparable year ago period reflecting our allocation of cash reserves to the investments we made in people, programs and marketing.

     As a result of the above changes, net income before dividends decreased by $460,780, resulting in a net loss before dividends of $1,075,880 for the nine months ended September 30, 2001 compared with a net loss before dividends of $615,100 in the comparable 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash amounted to $740,993 at September 30, 2001, compared to $840,785 at December 31, 2000. The net cash provided by our operations was $682,666 for the nine months ended September 30, 2001, compared to operations using $488,391 in the comparable 2000 period.

     We used $1,070,115 in investing activities during the nine months ended September 30, 2001, compared with $2,740,183 in the comparable 2000 period, to develop and market our programs. In the year ago period, $2,080,151 of the use of cash was related to two acquisitions completed during that period.

     We received $287,656 in financing activities for the nine months ended September 30, 2001 compared with a use of $109,822 in the comparable 2000 period. The increase is primarily due to our raising $292,656 through a board authorized private placement of our common stock and warrants to purchase our common stock pursuant to an exemption from registration under The Securities Act of 1933. We first offered these securities for sale to certain accredited investors on February 26, 2001, and through September 30, 2001 have sold 585,315 shares of restricted common stock at $0.50 per share and have sold 292,657 warrants at an exercise price of $0.50 per share. This private offering was closed in July 2001, and we expect to receive the balance of the unpaid subscriptions during the fourth quarter of 2001.

SEASONALITY

     We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments and course completion. We typically offer courses during all three semesters (fall -August through December; spring - December through April; and summer - May through August) of the school year. The summer semester typically experiences lower enrollment of new students as well as an increase in the number of students taking a "break" from their programs thereby resulting in lower revenues. Accordingly, costs and expenses historically increase as a percentage of revenues as a result of certain fixed costs not significantly affected by the seasonal summer semester declines in net revenues. Changes in the start and finish dates of courses also impact the quarter in which revenue is recognized and impact comparability on a year-to-year basis. We anticipate that these seasonal trends will continue in the future.

RISK FACTORS

     An investment in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, please carefully consider the following risk factors and the other information in this report as well as other risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB. Any of the following risks could seriously harm our business and results of operations. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

     Consideration paid for future acquisitions could be in the form of:

  .  cash,
  .  stock,
  .  rights to purchase stock,
  .  convertible promissory notes, or
  .  a combination of the above types of consideration.

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

     As a result of our limited operating history with respect to our subscriptions and consulting services business, we may not have sufficient historical financial data upon which to accurately forecast quarterly revenue and operating results with respect to this portion of our business. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially. Our quarterly operating results may fluctuate as a result of a variety of factors, including:

  . seasonality - due to the budget and purchasing cycles of our customers, . the expenses we incur to support the anticipated growth of our business,
     and
  .  orders and cash collections being less or slower than anticipated.

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

The Variability And Length Of The Sales Cycle For Some Of Our Products May Make Our Operating Results Unpredictable And Volatile

     The period between our initial contact with a potential customer and content provider and the purchase of our products by that customer or students, as the case may be, typically ranges from three to 12 months. Factors that contribute to our long sales cycle, include:

  . our need to educate potential customers about the benefits of our products and services,
  .  competitive evaluations by customers,
  . the customers' internal budgeting and approval processes, and . the fact that some customers view education products as discretionary spending, rather than essential purchases.

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

History of Losses

     Prior to expanding our infrastructure and business in fiscal year 2000 the Company was profitable, but during the fiscal year 2000 and for the first three quarters of 2001 the Company has been unable to generate revenue sufficient to offset these additional expenses and charges. Consequently, the Company sustained substantial losses in 2000 and additional losses for the nine months ending September 30, 2001. Net losses for the twelve (12) months ended December 31, 2000 were approximately $1,154,511 ($1,299,335 after preferred dividends) or $.087 per share and net losses for the nine (9) months ending September 30, 2001 were approximately $1,075,880 ($1,180,880 after preferred dividends) or $0.077 per share. The loss is primarily due to the growth in our personnel, from 17 full-time employees on December 31, 1999 to 34 full time employees as of September 30, 2001, which resulted in a significant increase in payroll and other employee related costs as well as higher infrastructure related expenses. The increases in personnel and infrastructure costs are directly related to administering the new programs launched during the past twelve months as well as developing new programs and partnerships. We believe our current team is adequate to support our planned growth for the remainder of this fiscal period. Travel expenses, amortization of goodwill, primarily related to our August 2000 acquisition of eLNet marketing expenses, and professional fees increased over the year ago period, reflecting our aggressive efforts to grow our business. There can be no assurance that the Company will ever achieve the level of revenues needed to be profitable in the future or, if profitability is achieved, that it will be sustained.

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

     Considering our current cash position as well as our projected cash flows for fiscal 2001 including the attendant risks and contingencies associated with the expected realization of such cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations through fiscal 2001. However, there will be limitations on our ability to continue to develop new product offerings, expand our infrastructure and acquire new companies and businesses for which significant amounts of cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time, it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from employee and other infrastructure costs related to such termination or discontinuation of such programs, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate all unnecessary employee and infrastructure costs and expenses related to such terminated or discontinued programs.

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

There Is Uncertainty Regarding Federal Laws and Regulations.

     Title IV of the Higher Education Act [20 U.S.C. (S) 1094 (a)(20] forbids institutions that receive federal student aid to "provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance." As drafted, the "incentive payment" provision prohibits universities from paying employees or third-parties based on success in securing enrollments in programs or individual for-credit courses.

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

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

     During the quarter ended September 30, 2001, we issued to Pioneer Ventures Partners warrants to purchase 300,000 shares of our common stock in increments of 100,000 at a per share exercise price of $.55, $.75 and $1.00, respectively. These warrants may be exercised at anytime prior to December 31, 2002, December 31, 2003 and June 30, 2004, with respect to each 100,000 increment. The warrants were issued in consideration for Pioneer's consent to the change of our accountants reported in our Form 8-K filed with the SEC on July 17, 2001. The Company paid no commissions with respect to this transactions.

     In connection with this transaction we relied on the exemptions from registration provided by Section 4(2) of the Securities Act.

ITEM 5 - OTHER INFORMATION

     On July 30, 2001, effective July 1, 2001, (the "Effective Date") Compass Knowledge Holdings, Inc. ("Compass") and its subsidiaries, Educators' Learning Network, Inc. f/k/a Jamita, Inc. ("eLNet") and Rutherford Learning Group, Inc. ("RLG") (Compass, eLNet and RLG are hereinafter sometimes collectively referred to as the "Company") entered into a Settlement and Asset Purchase Agreement (the "Agreement") with Michael Rutherford whereby the following transactions were consummated:

     . The Company conveyed to Mr. Rutherford certain office and computer equipment, all intellectual property rights associated with the "Learning Centered School" education program, the RLG trade name, marks and logos and certain other general intangible assets (collectively, the "Assets").

     . In connection with the Agreement, Mr. Rutherford returned and conveyed the following properties to the Company:

               -  181,250 shares of Compass common stock;
               -  Mr. Rutherford's minority interest in eLNet;
               - Mr. Rutherford's Incentive Payment due him pursuant to that certain eLNet Purchase Agreement dated August 15, 2000;
               -  The rights to the ROL License Agreement (described below); and
               -  The assumption of certain liabilities.

     . As of the Effective Date, Mr. Rutherford resigned as an officer and director of eLNet and RLG and his employment agreements with the Company were terminated effective July 1, 2001.

     . Pursuant to a Content Development and License Agreement of even date therewith (the "LCS License Agreement"), Mr. Rutherford agreed to write, produce and serve as the host and key-note speaker, at his sole cost and expense, with respect to the Learning Centered School Program (the "LCS Programs").

          Pursuant to the LCS License Agreement, Mr. Rutherford granted eLNet the exclusive right for a term of 10 years to use, market, sell and distribute the LCS Program in all distance learning formats. As consideration for the License, eLNet agreed to pay Mr. Rutherford 50% of the Net Receipts collected by eLNet from such sales, saving certain exceptions.

     . Pursuant to a Content Development and License Agreement of even date therewith (the "ROL License Agreement"), eLNet granted to Mr. Rutherford the nonexclusive right to use, market and sell the "Requisites of A Leader" Program ("ROL Program") with respect to only in-person (live) consulting engagements of Mr. Rutherford for a term of five years.

          In connection with the ROL License Agreement, Mr. Rutherford is required to create, write and serve as the host and keynote speaker with respect to 10 core episodes of the ROL Program for the 2001-2002 school year.

     . As of the Effective Date, Mr. Rutherford agreed to provide certain consulting services to the Company through September 2002 for the following consideration:

               - $12,500 per month for three (3) consecutive months beginning July 1, 2001 and ending September 30, 2001, and
               - Five percent of all "Net Receipts" received by eLNet within one (1) year of the sales of the ROL Program by Mr. Rutherford.

     . The Company recognized $35,051.30 in consulting revenue from RLG for the nine month period ending September 30, 2001.

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


                                   COMPASS KNOWLEDGE HOLDINGS, INC.



Date:  November 6, 2001            By: /s/ ROGERS W. KIRVEN, JR.
                                   -----------------------------
                                   Chief Executive Officer and Director


Date:  November 6, 2001            By: /s/ ANTHONY RUBEN
                                   ---------------------
                                   Chief Financial Officer and Treasurer