Form 10KSB
period 2001-12-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2002-03-11
CIK 1102908

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-KSB


                                 (Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001
                                     or
         [_]  Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 [No Fee Required]

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

      Registrant's telephone number, including area code: (407)573-2000

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for the year ended December 31, 2001 were $5,364,160.

As of March 4, 2002, the aggregate market value of the voting and non-voting common equity of the Registrant based upon the last sale price of the Common Stock as quoted by the NASDAQ Over-The-Counter Bulletin Board (symbol "CKNO") held by non-affiliates of the Registrant was approximately $1,907,094.

As of March 4, 2002, there were 15,861,250 shares of the common stock of the Registrant outstanding.

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

                          TABLE OF CONTENTS

PART I
Item 1.  Description of Business............................................. 1
Item 2.  Description of Property............................................ 22
Item 3.  Legal Proceedings.................................................. 22
Item 4.  Submission of Matters To A Vote of Security Holders................ 22

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters........... 23
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 26
Item 7.  Financial Statements............................................... 38
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................... 39

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Person........ 39
Item 10. Executive Compensation............................................. 42
Item 11. Security Ownership of Management and Principal Stockholders........ 46
Item 12. Transactions with Management and Others............................ 48
Item 13. Exhibits and Reports on Form 8-K................................... 49
SIGNATURES.................................................................. 53
PART F/S................................................................... F-1

                                     PART I

Item 1.   Description of Business

Overview

     Compass Knowledge Holdings, Inc. (the "Company") has been providing education to working professionals since 1993. The Company is engaged, through it subsidiaries, in the distance learning industry with a focus on becoming a leading provider of accessible, high quality education for working professionals, primarily focused in the healthcare and K-12 educational marketplace and a preferred provider of select training courses and business solutions to the corporate marketplace. We provide a fully-integrated suite of learning solutions that combines proprietary course content and curriculum of our university partners in a fully hosted e-technology environment.

     As of March 4, 2002 the Company has five operating subsidiaries, Compass Knowledge Group, Inc. ("Compass"), Intelicus, L.C. ("Intelicus"), Educators' Learning Network, Inc. ("eLNet"), Juris Alliance.com, Inc. ("Juris Alliance") and Compass Direct, LLC ("Compass Direct"), which provide the Company's product offerings.

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

     On February 9, 1999, Compass Knowledge Group, Inc. was incorporated under the laws of the State of Florida for the purpose of establishing a company to acquire companies and develop and operate businesses involved in distance learning. Compass Knowledge Group had no operating history. Upon formation, the shareholders of Compass Knowledge Group were issued 9,188,257 shares of its common stock, $.001 par value.

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

     The purchase of the University of Florida Foundation's interest in Intelicus was structured as an equity exchange whereby the University of Florida Foundation received 465,000 shares of our common stock (approximately 3.2% of our then issued and outstanding common stock) in exchange for its 35.5% ownership interest in Intelicus, thereby making Intelicus our wholly owned subsidiary. The University of Florida Foundation is entitled to a one-time piggy-back registration right and a nominee of the University of Florida Foundation, Inc. shall be appointed to our board of directors for so long as the University of Florida Foundation owns at least 1% of our issued and outstanding stock, as calculated on a fully diluted basis.

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

     On August 15, 2000, we completed the acquisition of the outstanding capital stock of Educators' Learning Network, Inc., ("eLNet"), f/k/a Jamita, Inc., a distance learning leadership development services firm serving the K-12 educator's marketplace headquartered in Cincinnati, Ohio. The capital stock was acquired from a group of employee shareholders and their family members who had no prior relationships with us. The purchase price of $1.875 million (before contingent consideration) was paid solely in cash. In addition, 562,500 shares of our common stock valued at $2.00 per share (which was approximately the average closing price of the stock for the 20-day period ended August 14, 2000) was placed into an escrow account for distribution to the Jamita shareholders subject to Jamita having net collections of approximately $1 million in the first fiscal year following the closing. This condition was satisfied and the escrowed shares were released in August 2001. Additionally, we made a payment to the Jamita shareholders in 2001 based on the attainment of sales to new customers and expect to make another payment in 2002. The acquisition has been accounted for using the purchase method of accounting. We filed a Form 8-K with respect to this transaction with the SEC on August 23, 2000 which was amended in

Form 8-K/A filed with the SEC on October 23, 2000 and subsequently amended on October 30, 2000 with inclusion of the audited financial information required by Form 8-K. Parties interested in the Company are encouraged to review these filings for more detail with respect to this transaction.

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

     Effective July 1, 2001, the Company entered into a Settlement Agreement with Michael Rutherford whereby Mr. Rutherford resigned as an officer and director of two of the Company's subsidiaries, his employment agreement with such subsidiaries was terminated and substantially all of the assets of the Company's subsidiary, Rutherford Learning Group ("RLG"), were conveyed to Mr. Rutherford. In connection with this transaction, Mr. Rutherford returned to the Company 181,250 common shares of the Company and his 10 percent equity interest in the Company's subsidiary, Educators' Learning Network, which he acquired in connection with the Company's acquisition of RLG in August 2000. Parties interested in this transaction are encouraged to review Item 5 of our Form 10-QSB filed with the SEC on August 8, 2001.

Our Business

     We are a distance learning company that provides educational products to working professionals and a suite of education solutions and services to universities, colleges and corporations. We offer a fully-integrated suite of learning solutions that combines program development, curriculum development, market research, student recruitment, proprietary course content, and accounting and administrative services. We also provide our clients and customers with fully hosted e-technology platforms.

     We offer, sell and deliver, our healthcare educational programs, and the healthcare educational programs of our university and corporate partners, through our multi-modal delivery system, which is an innovative, flexible delivery model that gives working professionals the ability to earn advanced degrees and certificates and gain specialized knowledge in a synchronous and asynchronous distance learning environment.

     Through our subsidiary, Educators' Learning Network ("eLNet"), we offer a menu of quality courses to superintendents, principals, assistant principals, administrators and teachers in the K-12 education marketplace. eLNet provides its programs via satellite and Internet exchanges to approximately 1,100 schools nationwide in approximately 182 independent school districts.

     We are also developing an initiative to market and support the delivery of corporate training courses and other distance learning business solutions. We anticipate creating e-learning solutions that will include any combination of off-the-shelf courseware and fully customized content developed in conjunction with our corporate clients. These solutions may range from training programs to end-user business solutions.

Our Business Model

Our business model is based on the following characteristics:

     . Identification of specialized niche markets primarily in the healthcare and K-12 education marketplaces that allow for scalability and significant profit margins.

     . Recurring and multiple revenue streams from student enrollments and multiple year contracts with our knowledge partners which enhance predictability and reduce volatility.

     . Cash flow from steady tuition payments, bi-annual dispersed school board funds, foundations and grants.

     . Broad operating margins, which supports debt-free growth and scalability.

     . A centralized cost structure and cross-utilization of curricula creating opportunities for operating leverage.

     . Multiple knowledge partner relationships without the regulatory risks customarily associated with education institutions.

Learning Solutions

     Compass contracts with educational institutions and corporations to provide a wide array of services, which may vary from one client to another. Services to our clients may include:

     .   Conducting market research;

     .   Assisting with curriculum development;

     .   Developing and executing marketing strategies;

     .   Marketing and recruiting of students;

     .   Establishing operational and administrative infrastructures;

     .   Training of faculty;

     . Developing and implementing financial, accounting and academic quality management systems;

     .   Assessing the future needs of adult students;

     . Assisting in developing additional degree programs suitable for the adult higher education market; and

     .   Training of program staff.

     In consideration for our services, we sometimes receive a cash fee and often a share of revenues generated from any programs developed with our assistance

Degree Programs

Presently we offer the following degree programs in conjunction with our university partners:

     .   Doctor of Pharmacy
     .   Doctor of Audiology
     .   Masters in Criminal Justice Administration
     .   Bachelor of Science in Administration of Criminal Justice
     .   Bachelor of Science in Radiologic Science
     .   Masters of Science in Nursing
     .   Bachelors of Science in Nursing

Non-degree Programs

Presently we offer the following non-degree programs:

     .   Requisites of a Leader
     .   Creating the Learning Centered School
     .   Instructional Alignment
     .   ETS PATHWISE:  Introduction to a Framework for Teaching
     .   Carbo Reading Styles Program
     .   Life Care Planning
     .   Diabetes Management

Current Programs

1.   The Working Professional Doctor of Pharmacy Program

     This degree program is designed for pharmacists who wish to advance their careers by upgrading their professional credentials to a Doctor of Pharmacy. This program is offered in conjunction with the University of Florida, College of Pharmacy.

     Presently, our Doctor of Pharmacy Program has 504 students enrolled for the Spring 2002 semester. Tuition currently ranges from $18,000 to $20,025 for this three-year degree program, depending on whether the student is a resident or nonresident of Florida or is a student enrolled under a corporate plan.

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

     There are presently 256 students enrolled in this 18-month program, each paying $12,555 in tuition.

3.   Masters in Criminal Justice Administration

     This degree program is designed for the working professional interested in criminal justice or corrections to advance their education from a Bachelor in Criminal Justice to a Masters in Criminal Justice Administration. This program is offered in conjunction with Mountain State University, formerly the College of West Virginia.

     There are presently 38 students enrolled in this program for the Spring 2002 semester, each paying $1,800 in tuition per semester.

4.   Bachelor in Criminal Justice Administration

     This degree program is designed for the working professional interested in criminal justice or corrections to advance their education from basic training to a Bachelor in Criminal Justice Administration. This program is offered in conjunction with Mountain State University, formerly the College of West Virginia.

     There are presently 61 students enrolled in this program for the Spring 2002 semester, each paying $2,220 in tuition per semester.

5.   Radiologic Science

     This degree program is designed for the working professional interested in Radiologic Sciences and who wish to advance their education to a Bachelor Radiologic Science. We are offering this program in conjunction with the Florida Hospital College of Health Sciences.

     There are currently 94 students enrolled in this program for the Spring 2002 semester, each paying $1,800 in tuition.

6.   Bachelors of Science in Nursing

     This degree program was launched in the spring semester of 2002 with Graceland University. This program is designed for the working professional nurse to upgrade their degree to a Bachelors of Science in Nursing and is essential for nurses seeking to perform at the case-manager or supervisory level or move across employment settings.

     There are currently 7 students enrolled in this program for the Spring 2002 semester. Each new student pays $1,998 in tuition.

7.   Masters of Science in Nursing

     This degree program was launched in the Spring semester of 2002 with Graceland University. This program is designed for the working professional nurse to upgrade their RN degree to a Masters of Science in Nursing or Masters in Science in Nursing - Family Nurse Practitioner. This program prepares nurses to perform in the expanded role of providing primary care for families in a variety of settings.

     There are presently 19 students enrolled in this program. Each new student pays approximately $2,622 in tuition.

8.   Requisites of a Leader/TM/

     The Requisites of a Leader/TM/ is a professional development non-degree program focused on leadership principles and targeted to practicing principals, assistant principals, potential principals, superintendents and central office staff in the K-12 education marketplace. Three graduate credit hours are granted through Indiana University upon completion of the program.

     The Requisites of a Leader program is presently delivered via digital satellite over the Echostar network. The program is broadcast on a taped-delayed basis. There are approximately 700 schools subscribing to the Requisites of a Leader program at a typical yearly cost of $2,000 per school.

9.   Creating the Learning Centered School

     Creating the Learning Centered School is a professional development non degree program offered by our subsidiary ELNet in conjunction with Michael Rutherford, which provides teaching and learning principles focusing on providing practical strategies and scientific principles and targeted to practicing teachers in the K-12 education marketplace. Two graduate credit hours are granted through Indiana University upon completion of the program.

     There are currently 239 schools subscribing to the Learning Centered Schools program at a typical yearly cost of approximately $2,300 per school.

10.  Instructional Alignment

     Instructional Alignment is a professional development non-degree program offered by our subsidiary ELNet in conjunction with Lisa Carter, which is focused on teaching and learning principles for the purpose of aligning the grade levels with one another for maximum student achievement and targeted to practicing teachers in the K-12 education marketplace. Two graduate credit hours are granted through Indiana University upon completion of the program.

     There are currently 145 schools subscribing to the Instructional Alignment program at a typical yearly cost of $1,500 per school.

11.  ETS PATHWISE: Introduction to a Framework for Teaching

     ETS PATHWISE(R): Introduction to a Framework for Teaching is a professional development non-degree program offered by our subsidiary ELNet in conjunction with Education Training Systems, Inc., which provides strategies for improving all aspects of teaching and targeted to practicing teachers in the K-12 education marketplace. Three graduate credit hours are granted through Indiana University upon completion of the program.

     There are currently 17 schools who have subscribed to this program at a typical yearly cost of $3,200 per school.

12.  Carbo Reading Styles Program

     The Carbo Reading Styles Program/TM/ is a professional development non degree program which we expect to be offered by our subsidiary ELNet in conjunction with Marie Carbo, which is focused on reading strategies and methods to improve reading skills and targeted to practicing teachers in the K-12 education marketplace.

     This program is expected to launch in the Fall of 2002 for a typical yearly cost of $3,250 per school.

13.  Life Care Planning

     This non-degree program is targeted toward rehabilitation professionals desiring to add billable skills to their professional capabilities. Life Care Plans are used most commonly as a litigation tool, or to set medical reserves for claims adjusters. The Life Care Plan is a dynamic document based upon published standards of practice, comprehensive assessment, data analysis and research, which provides an organized concise plan for current and future needs, with associated costs, for individuals who have experienced catastrophic injury or have chronic health needs. This program consists of eight training sessions, offering over 128 post-graduate hours, with continuing education units available for students to maintain licensure requirements in their area(s) of expertise.

     We currently train between 400-450 students per year. The total tuition cost for this program is approximately $3,560. In addition to this certificate program, nine (9) additional advanced courses may be offered at a cost of $720 per course; and an annual conference is held during the fourth quarter of each year at a cost of $445-$495, depending on time of registration.

14.  Diabetes Management

     This non-degree program is designed to educate the pharmacist in the drug treatment protocols of diabetes, provide necessary knowledge of the non-pharmacological measures necessary for monitoring and health maintenance issues of the patient with diabetes; and provide knowledge to allow pharmacists to organize, promote, and launch a diabetes care center.

     In the current semester of our Diabetes program there are 10 students enrolled each paying $995.

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

     In addition to the above described marketing methods and techniques, eLNet, our subsidiary which focuses on the K-12 professional marketplace, uses a direct sales force in order to market states and individual school districts. Marketing is also conducted through advertising in industry publications, attendance at major conferences, and partnering and aligning with prominent professional development consultants, academies and organizations.

Market

     The United States and international education market may be generally divided into the following segments:

     .   Kindergarten through twelfth grade schools ("K-12");
     .   Vocational and technical training;
     .   Workplace and consumer training; and
     .   Degree-granting ("Higher Education").

     We operate primarily in the Higher Education, workplace and consumer training segments focusing on the healthcare and K-12 professional workplace markets. The adult education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $200 billion industry. The U.S. Department of Education estimated that for 1998, adults over the age of 24 comprised approximately 6.1 million, or 39.2%, of the students enrolled in higher education programs. The U.S. Census Bureau estimates that approximately 76% of students over the age of 24 work while attending school. The market for adult education should continue to increase as working adults seek additional education and training to update and improve their skills, to enhance their earnings potential, and to keep pace with the rapidly expanding knowledge-based economy.

     Many working adults are seeking accredited degree and certificate programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. Our format enables working adult students to attend virtual classes and complete coursework on a more convenient schedule. Many universities and emerging technology-based education and training companies currently do not effectively address the unique requirements of working adult students due to the following specific constraints:

     . Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students aged 18 to 24, who remain the primary focus of these universities and colleges. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:

                . a high percentage of full-time tenured faculty with doctoral degrees;
                . a fully-conformed library facilities and related full-time staff;
                . dormitories, student unions, and other significant plant assets to support the needs of younger students; and
                . an emphasis on research and the related staff and facilities.

     . The majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer, and winter breaks.

     We believe that our track record for enrollment and revenue growth is attributable to our offering a comprehensive service combining education content, teaching resources, and customer service with a format that is accessible and easy to use for students and corporate clients.

     We serve the needs of mid-career, working professional adults, by providing:

     . Convenient access to a learning environment (primarily through its Internet and satellite-based delivery systems);

     . Degree programs offered by accredited institutions that can be completed in a reasonable amount of time for a reasonable cost;

     . Certificate programs that provide knowledge and skills with immediate practical value in the workplace;

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

     Presently, all but two of our programs (our Bachelor's and Master's
Degree programs in Criminal Justice Administration) provide educational degrees and non-degrees to the healthcare and K-12 educators marketplaces. Approximately, 88.7% of our 2001 revenues are derived from this marketplace. Currently, approximately 51.7% of our net revenues are derived from our degree programs, approximately 13.3% is derived from our non-degree programs, and approximately 35.0% is derived from subscription, consulting and other services. We believe, based upon recent trends in the education and healthcare industries and technology advancements, that this market will continue to increase. Our opinion is also based on the following factors:

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

     The K-12 educators market has over 100,000 public and private schools and approximately 3,000,000 teachers in the United States. These schools are faced with the challenge of providing high-quality educational services. One of the many issues that these schools must address in providing such services is adequately trained administrators and teachers. Throughout this marketplace there are initiatives and budget allocations being made to provide professional development programs to these individuals. ELNet's strategy is to focus on this sector and currently has a market penetration of about 0.6%. It is our goal to substantially increase our market share. The largest school districts and several of our target markets are in Florida, Texas, California and Ohio.

Competition

     The higher education and workplace markets are still, for the most part, highly fragmented and competitive with no private or public institution enjoying a significant market share. We compete with a number, of large, highly capitalized for-profit companies that focus on the higher education market such as the University of Phoenix Online, Sylvan Learning, Strayer University, Apollo Group, Inc., DeVry, Cantor & Associates, Inc., The Lightspan Partnership, Convene.com and ITT Educational Services. We also compete with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Other companies focus on the corporate training and workplace market (e.g., the CBT Group, The Learning Tree) and a smaller number are recognized as specialty providers including ProSoft Training and NCS Computer.

     While we believe that our menu of distance learning solutions and services, delivery models, our niche marketing strategy and our focus on customer acquisition and care differentiates us from the competition, we believe that the level of competition will continue to increase as current competitors increase the sophistication of their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies and institutions. Certain competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we can. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures we face. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We may not be able to compete successfully against current and future competitors, and the competitive pressures we face could have a material adverse effect on our business and financial results.

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

     Federal Regulations. The Higher Education Act of 1965 and the related regulations govern all higher education institutions participating in Title IV programs. The Higher Education Act mandates specific additional regulatory responsibilities for each of the following components:

     .   the accrediting agencies recognized by the U.S. Department of
         Education;
     .   the federal government through the U.S. Department of Education; and
     .   state higher education regulatory bodies.

     All higher education institutions participating in Title IV programs must be accredited by an association recognized by the U.S. Department of Education. The U.S. Department of Education reviews all participating institutions for compliance with all applicable standards and regulations under the Higher Education Act. Accrediting associations are required to include the monitoring of Title IV program compliance as part of their accreditation evaluations under the Higher Education Act.

     During 2001 several universities who were audited by the Office of the Inspector General were found to be in violation of the "Incentive Compensation" provisions of Title IV for recruiting based on success in securing student enrollments. These universities had entered into arrangements with third parties similar to the arrangements that Compass has with some of its university partners. However, on October 10, 2001, the House of Representatives passed H.R. 1992 which would, in effect, sanction agreements like ours. The Bill was sent to the Senate where it remains. In January of 2002, the DOE began rulemaking to modify the existing interpretation of Title IV dealing with the "Incentive Compensation" issue and will likely be finished in April 2002.

     No assurance can be given that new or revised interpretations of regulatory requirements would not have a material adverse effect on our university partners and as a result, on us. In addition, changes in or new interpretations of other applicable laws, rules, or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities, and costs of doing business. The failure to maintain or renew any required regulatory approvals, accreditation or state authorizations by our client institutions could have a material adverse effect on us.

Tax Reform Act of 1997 and Tax Relief Act of 2001

     In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with the educational assistance program. The Hope Scholarship Credit provides up to $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree program. The Lifetime Learning

Credit provides up to $1,000 tax credit per year per taxpayer with modified adjusted gross income between education, including graduate studies. Both of these credits are phased out for taxpayers with 2001 modified adjusted gross income between $40,000 and $50,000 ($80,000 and $100,000 for joint returns) and are subject to other restrictions and limitations. The Tax Reform Act of 1997 also provides for the deduction of interest from gross income on education loans and limited educational IRAs for children under the age of 18. These deductions are also subject to adjusted gross income limitations and other restrictions. These new provisions become effective for 1998 individual tax returns.

     In June 2001, Congress passed the Tax Relief Act of 2001 that provided even more educational tax incentives. The major enhancements include: increased contribution limits to Education IRAs; tax-free withdrawals from Section 529 Qualified Tuition Programs; employer-provided graduate education assistance; and expansion of the student loan interest deduction. In addition, the Lifetime Learning Credit was increased beginning in 2003 to up to $2,000 per year per taxpayer return and a new above-the-line deduction will be allowed for qualified higher education expenses paid by a taxpayer on behalf of the taxpayer, spouse, or dependent. Taxpayers may not claim the new deduction and a Hope or Lifetime Learning Credit in the same year with respect to the same student.

Employer Tuition Assistance

     Many of our students receive some form of tuition assistance from their employers. The Internal Revenue Code, defines situations where this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Internal Revenue Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program. The Educational Assistance Program provision did not apply to graduate level programs and was set to expire in December 2001. The Tax Relief Act of 2001 extends the exclusion for employer-provided education assistance to graduate courses beginning after December 31, 2001 and makes the exclusion for both undergraduate and graduate courses permanent. Employers or employees may still continue to deduct such tuition assistance where it qualifies as a deductible business expense and is adequately documented.

No Child Left Behind Act

On January 8, 2002, President George W. Bush signed into law the No Child Left Behind Act of 2001. The Act is the most sweeping reform of the Elementary and Secondary Education Act (ESEA) since ESEA was enacted in 1965. It redefines the federal role in K-12 education and will help close the achievement gap between disadvantaged and minority students and their peers. It is based on four basic principles: stronger accountability for results, increased flexibility and local control, expanded options for parents, and an emphasis on teaching methods that have been proven to work.

Increased Accountability. The Act will strengthen Title I accountability by requiring States to implement statewide accountability systems covering all public schools and students. These systems must be based on challenging State standards in reading and mathematics, annual testing for all students in grades 3-8, and annual statewide progress objectives ensuring that all groups of students reach proficiency within 12 years.

More Choices for Parents and Students. The Act significantly increases the choices available to the parents of students attending Title I schools that fail to meet State standards, including immediate relief-beginning with the 2002-03 school year-for students in schools that were previously identified for improvement or corrective action under the 1994 ESEA reauthorization. To help ensure that LEAs offer meaningful choices, the new law requires school districts to spend up to 20 percent of their Title I allocations to provide school choice and supplemental educational services to eligible students.

Greater Flexibility for States, School Districts, and Schools. One important
------------------------------------------------
goal of No Child Left Behind was to breathe new life into the "flexibility for accountability" bargain with States first struck by President George H.W. Bush. The Act moves beyond this limited approach to give States and school districts unprecedented flexibility in the use of Federal education funds in exchange for strong accountability for results. New flexibility provisions in the Act include authority for States and LEAs to transfer up to 50 percent of the funding they receive under four major State grant programs to any one of the programs, or to Title I. The covered programs include Teacher Quality State Grants, Educational Technology, Innovative Programs, and Safe and Drug-Free Schools.

The new competitive Local Flexibility Demonstration Program would allow up to 80 LEAs, in addition to the 70 LEAs under the State Flexibility Demonstration Program, to consolidate funds received under Teacher Quality State Grants, Educational Technology State Grants, Innovative Programs, and Safe and Drug-Free Schools programs. Participating LEAs would enter into performance agreements with the Secretary of Education, and would be able to use the consolidated funds for any ESEA-authorized purpose.

Putting Reading First. The Act ensures that every child can read by the end of
---------------------
third grade. To accomplish this goal, the new Reading First initiative would significantly increase the Federal investment in scientifically based reading instruction programs in the early grades. The new Reading First State Grant program will make six-year grants to States, which will make competitive subgrants to local communities. Local recipients will administer screening and diagnostic assessments to determine which students in grades K-3 are at risk of reading failure, and provide professional development for K-3 teachers in the essential components of reading instruction.

Other Major Program Changes. The Act also put the principles of accountability,
---------------------------
choice, and flexibility to work in its reauthorization of other major ESEA programs. For example, the new law combines the Eisenhower Professional Development and Class Size Reduction programs into a new Improving Teacher Quality State Grants program that focuses on using practices grounded in scientifically based research to prepare, train, and recruit high-quality teachers. The new program gives States and LEAs flexibility to select the strategies that best meet their particular needs for improved teaching that will help them raise student achievement in the core academic subjects

Other changes will support State and local efforts to keep our schools safe and drug-free, while at the same time ensuring that students-particularly those who have been victims of violent crimes on school grounds-are not trapped in persistently dangerous schools.

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

         .   Development of Collateral Materials

         .   Development and Management of Mailing Lists

         .   Management of Telephone Database

         .   Providing Software and Technology Platforms

     We currently have 36 contracts with the University of Florida for two ongoing degree and three ongoing non-degree programs. Our degree programs have approximately three years left on their terms and we receive up to 50% of total student fees received with respect to these programs depending on the level of service we provide. Our non-degree programs have terms tied to the economic life of the program which we estimate to be approximately 10 years. We pay the University of Florida 3 to 15 percent of total student fees collected with respect to non-degree programs.

     In January, 2001 we began an initiative with GE Medical Systems, a division of General Electric Company ("GE") whereby we use the marketing channels and marketing strength of GE to assist in marketing certain healthcare programs. In consideration for their channels and efforts, we have agreed to pay a commission on all sales made as a result of their channels or efforts. To date, the Company has received minimal benefits with respect to this channel relationship.

     In January of 2001, we signed an agreement with Eduprise, Inc., a private e-Learning services company, to provide the following e-Learning services with respect to certain of our programs:

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

Program Development Strategy

     Our program management and development team consists of senior professionals who hold at least a masters or doctorate degree. Our entry-level new program management staff are required to have a bachelors degree. We believe that these educational requirements will enable them to work more effectively with the academic personnel of our content partners. Additionally, we updated our software and development tools to include a multi-step management process to effectively monitor and manage each individual program as it is developed. With these additional resources, we anticipate that the typical program development will be three to six months in length.

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

Employees

     On March 4, 2002, we employed 38 people comprised of six program managers, nine marketing and sales personnel, two technology experts, 11 admission advisors, and 10 individuals in general administration. We will hire additional employees on an as needed basis. We believe that our relationship with our employees is good. None of our employees are members of collective bargaining units or labor union contract nor have we been subjected to any strikes or employment disruptions.

Major Suppliers

     Except for curriculum obtained from the University of Florida, which is currently a large portion of our educational content on an absolute revenue basis, we obtain our products and supplies from many different individuals and entities and are not dependent on any major suppliers. An interruption or loss of our relationship with the University of Florida would have a material adverse effect on our business and financial results.

Dependence on Key Customers

     Presently, we have only five university knowledge partners, with the University of Florida providing a major portion of our content for our healthcare programs. We are highly dependant on the University of Florida but anticipate continuing to enter into agreements with other colleges, universities, associations and companies at large for content. An interruption or loss of our relationship with the University of Florida would have a material adverse effect on our business and financial results.

Patents, Trademarks, Licenses

     We do not depend upon any patents to conduct our business; nor do we hold any such patents. We have, however, registered with the US Patent and Trademark Office ("PTO") the following trade names, trademarks and service marks:

     .   Knowledge That Earns
     .   JurisAlliance
     .   KnowledgePharm
     .   Intelicus

     We also have applications pending for the following trade names and trademarks:

     .   Compass Knowledge
     .   Educators' Learning Network
     .   CJDirect
     .   Global HealthEd
     .   eLNet

     We also filed a trade name and mark application with respect to "Compass Knowledge," which has recently been suspended by the PTO pending processing of several pending applications. While we believe that our application will ultimately be successful, at this time no assurance can be given.

     Furthermore, no assurance can be given that our other applications will result in registered names or marks. Failure to obtain registrations for certain of these applications could have a material adverse effect our business. Similarly, there can be no assurance that the steps we are taking will protect our proprietary rights and will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, service marks, trade dress and similar proprietary rights.

     We have approximately 36 professional service agreements (or license arrangements) with the University of Florida with respect to use of the University of Florida's name, logo and content in both course development and marketing. If we were to breach these agreements, it would have a material adverse effect on our business and financial results.

Software

     Our material component software is obtained from the following vendors:

     Microsoft Corporation                       Navison Financial Solutions
     Eshare Technology                           Goldmine
     WebCT                                       WebBoard
     Symantec

     The Microsoft Corporation provides the NT Small Business Server 4.5. for our file servers. Eshare Technology provides our chat server software. We have obtained a license from WebCt to provide the software necessary to operate our educational programs in conjunction with our university and college partners. We run our accounting systems utilizing Navison Financial Solutions. We utilize a hosting company for the majority of our web hosting needs.

     In February of 2002, the Company retained an independent Information Technology ("IT") consultant to evaluate the Company's IT infrastructure and software requirements. While we believe we are substantially in compliance, as of this date we have not received any report from the IT Consultant. Upon receipt and investigation, the Company intends to take all reasonable corrective measures needed, if any.

Research and Development

     In our Form 10-SB filed with the Commission in May 2000, we reported $167,063 of costs incurred with respect to research and development activities. Upon further review with our accountants we have determined that such costs are not associated with research and development activities as those terms are traditionally understood but rather program development costs. Accordingly, we have not incurred any costs associated with research and development activities for the years ended December 31, 2000 and 2001.

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

Item 2.  Description of Property

      The majority of our business activities are conducted out of our corporate offices located at Suite 100, 2710 Rew Circle and Suites 105 and 200, 2704 Rew Circle, Ocoee, Florida 34761. These facilities house our technical and administrative offices. These spaces consist of approximately 7,000 square feet of office and production space. The lease term expires on September 30, 2002 and with respect to our facility at 2704 Rew Circle, we are on a month to month basis. The average monthly rent is approximately $10,170, or $122,043 per annum.

     We believe that our leased property is in good condition and is well maintained and will be sufficient for our needs for the foreseeable future. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.  Legal Proceedings

     Neither the Company, nor any of its subsidiaries are a party to any legal action or proceeding which would have a material adverse effect on its business or results of operation.

Item 4.  Submission of Matters To A Vote of Security Holders

     No matter was submitted to a vote of our security holders during the fourth quarter of 2001.

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


Period                          Per Share of Common Stock
------                               Closing Prices
                                     --------------
                                  High             Low
                                  ----             ---
1999
----
Fourth Quarter                    $8.00            $3.75

2000
----
First Quarter                     $7.25            $3.88
Second Quarter                    $5.13            $1.50
Third Quarter                     $2.31            $1.81
Fourth Quarter                    $1.94            $0.81

2001
----
First Quarter                     $0.94            $0.41
Second Quarter                    $0.63            $0.38
Third Quarter                     $0.50            $0.25
Fourth Quarter                    $0.45            $0.22


     The last sales price of our common stock on March 4, 2002 as reported on the NASDAQ OTC:BB was $0.25 per share.

     (b) Shareholders. As of March 4, 2002, we had 15,861,250 shares of common stock outstanding, and 2,000 shares of Series A Preferred outstanding. The Company has approximately 110 common stockholders of record and one Series A Preferred stockholder.

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

     (d)     Recent Sales of Unregistered Securities.

     The following information sets forth certain information for all securities sold by the Company during the past three years without registration under the Securities Act of 1933, as amended (the "Securities Act").

Fiscal Year 1999
----------------

     Effective October 31, 1999, Compass Knowledge Group, Inc. consummated a tax-free stock exchange with the shareholders of Rehabilitation Training Institute whereby Rehabilitation Training Institute shareholders exchanged, on a one-for-one basis, all of their common stock in Rehabilitation Training Institute for common stock in Compass Knowledge Group, Inc.

     Effective November 5, 1999, the Company sold to Pioneer Ventures Ltd. Partnership 2,000 shares of its Series A Preferred Stock for cash proceeds totaling $1,750,000.

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

     As an additional negotiated condition of the Winthrop Industries acquisition, the management of Winthrop Industries completed an offering on November 15, 1999 of 2,000,000 shares of its common stock, at an offering price $2.00 per share, raising proceeds of $3,936,025, net of offering costs of $63,975. Neither the Company nor any of its officers, directors or shareholders assisted or participated in this offering.

     On December 1, 1999, the Company purchased the 35.5% equity interest in Intelicus, LC which was then owned by the University of Florida Foundation, Inc. In exchange for the 35.5% interest, Compass issued to the University of Florida Foundation 500,000 shares of its common stock and contributed $300,000 in cash consideration to the University of Florida Foundation.

     With respect to the foregoing offers and sales of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities act or pursuant to an applicable exemption from such registration.

Fiscal Year 2000
----------------
     On August 15, 2000, the Company completed the acquisition of the outstanding capital stock of Educators' Learning Network, Inc., ("eLNet"), f/k/a Jamita, Inc., a distance learning leadership development services firm serving the K-12 educator's marketplace headquartered in Cincinnati, Ohio. The capital stock was acquired from a group of employee shareholders and their family members who had no prior relationships with us. The purchase price of $1.875 million (before contingent consideration) was paid solely in cash. In addition, 562,500 shares of our common stock valued at $2.00 per share (which was approximately the average closing price of the stock for the 20-day period ended August 14, 2000) was placed into an escrow account for distribution to the Jamita shareholders subject to Jamita having net collections of approximately $1 million in the first fiscal year following the closing. This condition was satisfied and the escrowed shares were released in August 2001.

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

     With respect to the foregoing offers and sales of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities act or pursuant to an applicable exemption from such registration.

Fiscal Year 2001
----------------

     Beginning in March 2001, through a Board authorized private placement of our common stock, the Company sold 605,000 shares of its restricted common stock at $0.50 per share and warrants to purchase an additional 302,500 shares at an exercise price of $0.50 per share. This private offering was closed in July 2001.

     In July of 2001 in exchange for Pioneer Ventures Ltd. Partnership's consent to allow us to change accountants, the Company granted Pioneer warrants to purchase: 100,000 of our common shares at $0.55 per share expiring on December 31, 2002; 100,000 of our common shares at $0.75 per share expiring on December 31, 2003; and, 100,000 of our common shares at $1.00 per shares expiring on June 30, 2004.

     With respect to the foregoing offers and sales of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, including, but not limited to Rules 505 and 506 of Regulation D, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities act or pursuant to an applicable exemption from such registration.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

     This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company's expectations include the factors described on page ii of this Report under "Forward-Looking Statements" as well as under "Factors Affecting Operating Results And Market Price Of Securities" beginning on page 31 of this Report.

Overview

     During 2001, Compass experienced a significant period of transition. In early 2001, management undertook a strategic review of its business and established the following objectives for the year: simplify the business, reduce the cost structure, including reductions in staffing, and return to a path which management believed would lead to sustainable profitability. In connection with these objectives, the Company wrote-off investments in unprofitable programs in the second quarter of 2001, exited its initiatives to develop multiple new market niches and undertook significant restructuring and other actions, which served to reduce costs and align its operation with its goals of being profitable in 2002.

Outlook

     The Company intends to increase sales growth by investing in its core products and services through the adoption of a more aggressive execution, pricing and marketing strategy in 2002. At the same time, the Company intends to continue to develop and refine its technology solutions and consulting business as a complement to its core offerings. Likewise, the Company will continue to pursue accretive and synergistic alliances and acquisitions. Based on this strategy, the Company expects to be profitable in 2002. This prospect is based on, management's expectation of increased revenues in our degree, subscription and consulting businesses, combined with lower levels of general and administrative spending compared to 2001 and the adoption of FASB 142, which will eliminate the requirement to amortize our goodwill. Actual results may vary depending on the Company's results of operations.

Significant Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Compass's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, student attrition rates, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Our significant accounting policies include:

..    Revenue Recognition. The Company offers consulting services and three types of educational programs: degree programs, non-degree programs, and subscription-based programs.

     For degree programs, in which the Company's University Partners are responsible for course curricula and for conferring a degree, the Company receives a stated percentage of student fees. For these degree programs, Company currently records as revenues only the stated percentage of the student fees paid to the Company by the University Partners. For non-degree programs, in which the Company is responsible for course curricula, the Company records all student fees as gross revenue. For both degree and non-degree programs, student fees must be paid prior to the student's attendance of the program. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar. The Company has based its revenue recognition policy on recent guidance by the Securities and Exchange Commission (SEC) and the Emerging Issues Task Force (EITF), in EITF Issue No. 99-19, "Reporting Revenue Gross versus Net," regarding the recognition of gross versus net revenues for Internet-based entities.

     The revenue generated by subscription services is in the form of subscription contracts with the Company. These contracts are generally for a period of two to three years. Revenue is billed for a six- or twelve-month period in advance and is recognized ratably over the billing and service period. Compass maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     The revenues generated by consulting projects is recognized when the service procedures have been completed or applicable milestones have been achieved.

..    Other Assets. The Company enters into long-term contracts with certain universities (the University Partners) for the development and delivery of degree programs. Costs incurred by the Company in entering into these contracts are deferred and amortized over the life of the contract, generally three to seven years.

     Under some of the long-term contracts with its University Partners, the Company is responsible for developing and delivering a degree program for the duration of the contract period. Direct external and internal costs incurred in the design and development of course content and the master copy of course materials are capitalized as content development costs. These costs are recognized as expense over the life of the contract, based on the expected revenue stream from course offerings during the contract period.

     The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising and other direct marketing costs, which are deferred and amortized over their expected period of future benefits. Direct-response advertising consists primarily of marketing materials mailed to potential students, which include direct response cards. Other direct marketing costs consist primarily of brochures and mailing lists, which will be utilized over future periods. The deferred costs of the marketing and advertising are amortized over periods up to 12 months.

..    Financial Accounting Standards. In July 2001, the FASB issued Statement of
Financial Accounting Standards No. 142 ("SFAS 142"), which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company will adopt
SFAS No. 142 for its fiscal year beginning January 1, 2002. Upon adoption of SFAS No. 142, the Company will stop the amortization of goodwill acquired prior to July 1, 2001. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. As these statements have just been issued, it is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2001 Compared To Twelve Months Ended December 31, 2000

     Total revenues increased by $1,982,801 to $5,364,160 for fiscal 2001, from $3,381,359 in fiscal 2000, representing an increase of 58.6%. All areas of our business grew, with significant increases coming from our eLNet subsidiary, acquired in August 2000, degree programs and consulting contracts. eLNet contributed $1,390,841 in revenues during fiscal 2001 compared with $441,118 in fiscal 2000, an increase of 215%. The increase reflected a full year of revenue recognition combined with a more robust product line and sales to new customers. Degree program revenue also increased, growing by 22.3%, or $505,252, in fiscal 2001 to $2,770,844 from $2,265,592 in fiscal 2000.
Consulting contracts, a new source of revenue for us, contributed $447,524 during fiscal 2001.

     Gross profit increased by $1,281,233, or 53.0%, to $3,699,814 for fiscal 2001 from $2,418,581 in fiscal 2000, primarily due to higher contributions from eLNet, consulting contracts and degree programs. In fiscal 2001, our gross profit margin declined to 69.0% from 71.5% in the comparable 2000 period. The decline reflects a mix change in degree programs, as newer programs with generally lower-then-average margins accounted for a higher percentage of revenues, and lower eLNet margins, reflecting atypically low costs in the year-ago period following the eLNet acquisition.

     Operating expenses increased by $997,685 to $4,786,491 for fiscal 2001 from $3,788,806 for fiscal 2000, representing an increase of approximately 26.3%. The increase is primarily due to an increase in the number and qualifications of our personnel, whose numbers increased from an average of 33 employees in fiscal 2000 to an average of 37 employees in fiscal 2001. These changes resulted in payroll and benefits costs increasing by $544,459 in fiscal 2001 to $1,980,652. The growth in headcount corresponds with our strategy, begun in fiscal 2000, of growing the company internally and through acquisitions. Depreciation and amortization expense classified as operating expenses increased by $482,118 to $1,122,666 in fiscal 2001 from $640,548 in fiscal 2000 reflecting the amortization of other assets, primarily marketing and content development investments undertaken primarily in support of degree programs, as well as the amortization of goodwill related to acquisitions.

     Net interest income decreased by $202,882 to $12,832 in fiscal 2001 from $215,714 in fiscal 2000. The decrease reflects our allocation of cash reserves to the investments we made in people, programs and marketing.

     There was no minority interest in net income of subsidiary, eLNet, in fiscal 2001 or fiscal 2000. We acquired the 10% of eLNet which we did not own during the third quarter of fiscal 2001.

     As a result of the increase in sales and gross margin, partially offset by higher operating expenses and lower net interest income, net income before dividends increased by $80,666, resulting in a net loss before dividends of $1,073,845 for fiscal 2001 compared with a net loss before dividends of $1,154,511 in fiscal 2000.

Liquidity And Capital Resources

     Our cash and cash equivalents equaled $480,981 at December 31, 2001, compared to $840,785 at December 31, 2000. The net cash provided by our operations was $857,791 for fiscal 2001 compared to a use of $131,677 in fiscal 2000. In the second quarter of 2001, we began accounting for capitalized direct marketing and content development costs as investing activities. These costs totaled $1,098,214 in fiscal 2001 and $1,316,256 in fiscal 2000. In the year ago period, these costs were considered operating activities.

     We used $1,355,095 in investing activities during fiscal 2001 compared with $3,646,247 in fiscal 2000. In the year ago period, $2,080,151 of the cash used was related to two acquisitions completed during that period.

     We received $137,500 in investing activities in fiscal 2001 compared with a use of $162,324 in fiscal 2000. The increase is primarily due to our raising $302,500 through a board authorized private placement of our common stock and warrants to purchase our common stock pursuant to an exemption from registration under The Securities Act of 1933. We first offered these securities for sale to certain accredited investors on February 26, 2001 and sold 605,000 shares of restricted common stock at $0.50 per share and have sold 302,500 warrants at an exercise price of $0.50 per share. This private offering was closed in July 2001.

     Considering our current cash position as well as our projected cash flows for fiscal 2002 including the delay of certain compensation and service payments, attendant risks and contingencies associated with the expected realization of cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, we will be unable in the near term to continue to develop new product offerings, expand our infrastructure and acquire new companies and businesses for which cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time, it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from employee and other infrastructure costs related to such termination or discontinuation of such programs, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate certain members of our staff and infrastructure costs and expenses related to such terminated or discontinued programs.

Subsequent Events.

      Effective January 7, 2002, the Company and Anthony Ruben, the Company's CFO, entered into an amendment to Mr. Ruben's employment agreement whereby the option threshold with respect to Mr. Ruben's "Event Payment" was reduced to $0.375 from $2.00. The net effect of this amendment reduces the upper price range where Mr. Ruben would no longer be entitled to the Event Payment shares from approximately $6.00 per share to approximately $4.375 per share.

     On February 5, 2002, Michael J. Etchison, a non-related party, provided the Company with a line of credit in the principal amount of $250,000 ("Loan") secured by the assets of the Company. Under the Loan, the Company can borrow up to $250,000 with interest payable monthly at a rate of approximately 5% over prime at anytime up to March 1, 2003, unless renewed by the parties.

     In accordance with the terms of the Loan, the Company issued to Mr. Etchison a commitment warrant to purchase 75,000 shares of the Company's common stock, $.001 par value, exercisable at anytime within 5 years at an exercise price of $0.30 per share. In addition, contemporaneous with each draw down, the Company will issue and deliver to Mr. Etchison a warrant to purchase that number of shares of the Company's common stock that equals 50% of the principal amount of each draw down. For example, if the Company draws down $100,000 on the Loan, the Company will issue and deliver to Mr. Etchison a coverage warrant to purchase 50,000 Shares. The term of these coverage warrants is five years and the exercise price is: (i) if all or any portion of the warrant is exercised within six (6) months of its issue date, then the exercise price will be $0.50 per share; or, (ii) at anytime after six (6) months from its issue date the exercise price will be equal to 80% of the "Fair Market Value" of one share of Lender's common stock. Notwithstanding, in no event shall the conversion price be less than $0.30 per share.

     The proceeds from the Loan, after deduction of loan closing costs, shall be used by the Company for working capital and marketing. All underlying securities carry customary "piggyback" registration rights. Parties interested in this transaction are encouraged to review Item 5 and the attached exhibits of our Form 8-K filed with the SEC on March 5, 2002.

Special Note Regarding Forward-Looking Statements and Risk Factors

     Certain statements in this Annual Report on Form 10-KSB contain forward-looking statements. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as may, will, expects, should, believes, plans, anticipates, estimates, predicts, potential, or continue, and any other words of similar meaning.

     Statements regarding the Company's future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected operating efficiencies and cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can't be reduced; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins; the inability to attract new customers; increased competition, which could lead to negative pressure on the Company's pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company's initiatives to upgrade its technology platforms or the failure of the Company to successfully complete that initiative; and to the general risks associated with the Company's businesses.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

     You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-KSB. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

Our Limited Operating History and The New and Emerging E-Learning Market Makes it Difficult To Evaluate Our Business and Future Prospects.

     We commenced operations in November 1993 and did not begin to generate significant revenues until fiscal 1999. For the year ended December 31, 2001, we had revenues of $5.4 million and net losses before dividends of $1.1 million. We are still in the early stages of our development, which, when combined with the new and emerging e-learning market, and general economic factors affecting the education sector, make it difficult to evaluate our business or our prospects. Because of our limited operating history, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

In Recognizing Revenue, We Depend On The Timely Achievement of Various Milestones, and Our Inability to Recognize Revenue In Accordance With Our Expectations Will Harm Our Operating Results.

     In accordance with our revenue recognition policy, our ability to record revenues depends upon several factors. These factors include acceptance by our customers of new courses and the pace of participant registrations in courses once they are completed and made available for access. Our ability to recognize revenues from our courses depends upon our content partners providing us with subject matter experts and content to be incorporated into the courses as well as our completion of production and obtaining customer acceptance at each stage of development. Accordingly, if our content partners do not provide us with the subject matter experts or content in a timely manner, we will not be able to recognize the revenues at the times we anticipate with respect to that program, which would harm our operating results.

     In addition, if the expected number of students do not sign up for a course, our ability to recognize revenues will be delayed, which could also harm our operating results in any quarter. Student registration depends in large part on our marketing and promotional activities. If we fail to take necessary measures to achieve enrollment in our courses, our ability to recognize revenues, and therefore our operating results, could be harmed.

In any Quarter, a Delay In Receiving Payment from a Content Partner Could Harm Our Performance.

     We expect that we will continue to depend upon a small number of content partners for a significant portion of our revenues. As a result, our operating results could suffer if we lose any of these partners or if these partners delayed payment in any future fiscal period. For example, in fiscal 2001, our largest content partner accounted for 51.5% of our total revenues. We expect that the University of Florida will account for a significant portion of our revenues at least through fiscal 2003.

Our Growth Depends On Hiring and Retaining Third-Party Instructors and Other Qualified Personnel In A Highly Competitive Employment Market.

     The growth of our business and revenues will depend in large part upon our ability to attract and retain sufficient numbers of highly skilled employees. We primarily rely on individual third parties to provide the majority of our program instruction and our ability to support our courses depends on the availability and competency of these third-party instructors. Education and Internet related industries create high demand for qualified personnel. We require personnel with educational course and design experience. Candidates experienced in both areas are limited. Currently, we contract with individual instructors throughout the United States. Our failure to attract and retain sufficient skilled personnel and program instructors may limit the rate at which we can grow, which will harm our business and financial performance.

The Growth of Our Business Requires Wide Acceptance of E-Learning Solutions.

     The market for e-learning solutions is new and rapidly evolving. A number of factors could impact the acceptance of our e-learning solutions, including:

     .         historic reliance on traditional education methods;

     . limited allocation of our customers' and prospective customers' education budgets to e-learning; and

     .         ineffective use of distance learning solutions.

     Our e-learning solutions are relatively new, largely untested and less familiar to prospective customers than more established education methods. If the market for e-learning fails to develop or develops more slowly than we expect, we will not achieve our growth and revenue targets and our stock price will likely decline.

The Length and Variability of Our Sales Cycle May Make Our Operating Results Unpredictable and Volatile.

     The period between our initial contact with a potential customer and the first purchase of our solution by that customer typically ranges from three to nine months. In some cases the cycle has extended for close to two years. Because we rely on large sales for a substantial portion of our revenues, these long sales cycles can adversely effect our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include the time periods required for:

     . our education of potential customers about the benefits of our distance learning solutions;

     . our potential customers' assessment of the value of distance learning solutions compared to traditional educational solutions;

     . our potential customers' evaluation of competitive distance learning solutions; and

     .         our potential customers' internal budget and approval processes.

     Our lengthy sales cycle limits our ability to forecast the timing and size of specific sales. This, in turn, makes it difficult to predict quarterly financial performance.

We May Not Have Adequate Resources To Compete Effectively, Acquire and Retain Customers and Attain Future Growth In The Highly Competitive E-Learning Market.

     The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. In recent months e-learning has received more attention and numerous new companies have entered the market. As a result, customers and potential customers have more choices. This challenges us to distinguish our offerings. If we fail to adapt to changes and the increased competition in our industry, we may lose existing customers or fail to gain new customers. No single competitor accounts for a dominant market share, yet competition is intense. We compete primarily with:

  .  third-party suppliers of instructor-led education and learning;

  .  internal education departments; and

  .  other suppliers of technology-based learning solutions.

     Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our end-to-end solution by comparison with point solutions offered by other e-learning companies. We may not provide solutions that compare favorably with traditional new instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

     To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solutions. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers as they demand more value for their learning related expenditures. Increased competition, or our inability to compete successfully against current and future competitors, could reduce operating margins, loss of market share and thought leadership resulting in a diminution of our brand.

We Rely On Cooperation from Our Content Partners and Third Parties To Develop and Deliver Courses and Our Business Will Suffer If Such Cooperation Occurs in an Untimely or Inefficient Manner.

     To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of the working profession seeking to use our e-learning solutions. The quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses by incorporating subject matter expertise provided by our content partners and third party content developers into our e-learning delivery model. The quality of our courses depends on receiving content and cooperation from our content partners, subject matter experts, and third-party content developers. If we do not receive materials from these sources in a timely manner, we may not be able to develop or deliver specialized courses to our customers in the expected time frame. Even if we do receive necessary materials from third parties, our employees and consultants must complete their work in a timely manner or we will not meet customer expectations. In the past, we have experienced delays in obtaining access to experts, which has contributed to a longer development cycle and inefficient allocation of our resources. Any prolonged delays, even when caused by our customers, can result in failure to satisfy a customer's demands and damage our reputation.

We Could Inhibit Increases In Our Revenues If We Do Not Increase Our Marketing.

     To date, substantially all of our sales have been made through direct marketing and sales efforts. We believe that we will need to expand our marketing and diversify our sales efforts to be successful. If we do not increase our marketing efforts and develop indirect sales channels, we may miss sales opportunities. We are currently investing in personnel and marketing activities to develop indirect sales channels.

     Although we are currently investing in marketing these direct and indirect sales channels, we may not succeed. Our focus on increasing sales through marketing and indirect channels may divert management resources and attention. Conflicts across sales channels could cause us to encounter pricing pressures and lose revenue opportunities, which could harm our business and cause our operating results to decline.

A Failure to Manage Our Growth Could Adversely Affect Our Business.

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

     We might not be able to integrate our acquisitions successfully or to manage any addition products and services resulting from such acquisitions. We might experience slower than expected integration efforts. Acquisition or new product development will require our management to develop expertise in new areas and to attract new customers, both of which may be difficult to do.

We Have Restructured Our Operations in Order to Reduce Operating Expenses Which Could Adversely Affect Our Ability to Grow.

     Last year, we restructured our operations to primarily concentrate on our core competencies to provide, among other things, specialized expertise in consulting, content repurposing and development, and marketing in our primary market niches and by adding certain additional vertical markets and product offerings. Management will continue to monitor these adjustments in fiscal 2002 and will make additional adjustments within our organization, if necessary. The transition issues associated with this restructuring may recur, and our revenue growth rates may decline and expenses may increase in future quarters.

We May Engage in Acquisitions, and We May Be Unable to Integrate any New Operations, Technologies, Products or Personnel.

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

Some of Our Products Are Less Profitable Than Others.

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

Our Stock Price Will Likely Continue To Be Volatile.

     The market price of our common stock has experienced significant decreases in value and fluctuations and may continue to fluctuate significantly. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

     .   unanticipated adverse market conditions,
     .   actual or anticipated variations in quarterly results of operations,
     .   changes in our intellectual property rights or our competitors,
     .   announcements of technological innovations,
     . our introduction or elimination of new programs, products or services or changes in product pricing by our competitors,
     .   changes in financial estimates,
     . announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors,
     .   additions or departures of key personnel,
     .   increased needs for operating capital, and
     .   regulatory changes or interpretations.

     The stock prices for many companies in the education sectors have experienced wide fluctuations, which often have been unrelated to their operating performance. We believe that these fluctuations have adversely affected the market price of our common stock.

The Failure Of The Market For Distance Learning In Higher Education To Develop Would Have A Material Adverse Effect On Our Business And Financial Results.

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

Our Operating Results Are Likely To Fluctuate Significantly And May Be Below Expectations.

     The following factors may affect our quarterly, as well as our annual, operating results:

         .   our ability to attract and retain colleges, universities,
             associations and companies;
         .   our ability to successfully implement our proposed distributed learning programs;
         .   the amount and timing of operating costs and capital expenditures relating to expansion of our business;
         .   our introduction of new or enhanced services and products, and similar introductions by our competitors;
         .   our ability to upgrade and develop our systems and infrastructure;
         .   our ability to attract, motivate and retain personnel;
         .   our lack of operating capital; and
         .   technical difficulties in delivering our services.

     As a result, we believe that our prior sales and operating results may not necessarily be meaningful, and that such comparisons may not be accurate indicators of future performance. Just because our business grew during the last two years, we can give no assurance that these percentages will reflect the ongoing pattern of our business.

We Have A History of Losses and No Assurance Can Be Given of Return to Profitability.

     Prior to expanding our infrastructure and business in fiscal year 2000, the Company was profitable, but during the fiscal years 2000 and 2001 the Company has been unable to generate revenue sufficient offset these additional expenses and charges. Consequently, the Company sustained substantial losses in 2001. Net losses for the twelve (12) months ended December 31, 2001 were approximately $1.1 million ($1.2 million after preferred dividends) or $(0.078) per share. The loss is primarily due to personnel increases and development of new programs. While no assurance can be given, we believe our current team is largely adequate to support our planned growth. Therefore, we expect that general and administrative costs will not materially increase this year. In addition to personnel and infrastructure marketing and related expenses, increased over the year ago period reflecting our aggressive efforts to establish and grow new programs. There can be no assurance that the Company will ever achieve the level of revenues needed to sustain profitability in the future.

Our Future Capital Needs; Potential Need for Additional Financing.

     While we presently have a limited amount of working capital, we believe that our current cash position and recently acquired line of credit, together with the expected revenues of the Company will be sufficient to provide the Company with capital sufficient to fund our required working capital needs for the fiscal year 2002. To insure that we have sufficient cash for operations certain of our officers and third party consultants have agreed to delay compensation and service payments for up to six months. In addition, in order to expand our business or make acquisitions we will be required to raise additional capital. If the Company needs to raise additional financing, there can be no assurance that such funds will, in fact, be available or if available will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company or that future funds will be sufficient to meet such needs. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

     Considering our current cash position as well as our projected cash flows for fiscal 2002 including the delay of certain compensation and service payments, attendant risks and contingencies associated with the expected realization of cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, we will be unable in the near term to continue to develop new product offerings, expand our infrastructure and acquire new companies and businesses for which cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time, it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from employee and other infrastructure costs related to such termination or discontinuation of such programs, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate certain members of our staff and infrastructure costs and expenses related to such terminated or discontinued programs.

We Have Limited Marketing and Sales Capability Which Limits Our Ability to Increase Revenues.

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

Authorization and Discretionary Issuance of Preferred Stock Could Adversely Affect the Voting Power or Other Rights of Our Stockholders.

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

You Should Not Invest If You Expect Dividends.

     The Company has never paid dividends on its common stock and does not presently intend to pay any dividends in the foreseeable future. The Company anticipates that any funds available for payment of dividends will be re-invested into the Company to assist the Company in furthering its business strategy. Accordingly, interested parties should not make an investment in the Company if you expect dividends.

Possible Sales of Securities by Current Shareholders May Have Depressive Effect On Market.

     There are currently approximately 6,900,000 shares of the Company's common stock outstanding which are either freely tradable or may be traded as "restricted securities" pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company's common stock.

We Are Highly Dependent Upon Management and A Loss Could Be Critical.

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

Item 7.  Financial Statements

Financial Statements. The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

Index to Financial Statements                                          F-1

Report of Independent Certified Public Accountants Parks, Tschopp,
Whitcomb & Orr, P.A.                                                   F-2

Consolidated Balance Sheets
As of December 31, 2001 and 2000                                       F-3

Consolidated Statements of Operation
For The Years Ended December 31, 2001 and 2000                         F-4

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2001 and 2000                         F-5

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2001 and 2000                         F-6

Notes To Consolidated Financial Statements
December 31, 2001 and 2000                                             F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On July 13, 2001, the Company appointed the accounting firm of Parks, Tschopp, Whitcomb and Orr, P.A. as independent accountants for fiscal year 2001 to replace Arthur Andersen LLP, which was dismissed effective with such appointment. The Board of Directors approved the selection of Parks, Tschopp, Whitcomb and Orr, P.A. as new independent accountants upon the recommendation of the Company's Audit Committee. Management did not consult with Parks, Tschopp, Whitcomb and Orr, P.A. on any accounting, auditing or reporting matter, prior to their appointment as independent accountants.

     There have been no disagreements with Arthur Andersen LLP during the two most recent fiscal years and any subsequent interim period preceding the dismissal on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter or the disagreement(s) in connection with its report.

     Arthur Andersen LLP's reports on the financial statements since 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with its engagement, Parks, Tschopp, Whitcomb and Orr, P.A. have audited the financial statements of the Company for the periods ending December 31, 2001 and 2000 (which were previously audited by Arthur Andersen
LLP).

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Person

Board of Directors and Executive Officers

     The name and age of each nominee, his principal occupation, and the period during which such person has served as a director is set forth below:

                                          First Became A
Name Of Nominee                Age    Director Of The Company    Position
---------------                ---    -----------------------    --------
Rogers W. Kirven, Jr.(1)(2)     48           1999                Chairman of the Board/CEO
Daniel J. Devine(1)(2)          40           1999                President and Director
Dr. Robert Frank(2)             49           1999                Director
Dr. Paul Lerman                 60           1999                Director
Thomas J. Crane(1)              44           2000                Director
Anthony R. Ruben                36           N/A                 CFO/Treasurer
-------------

(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.

     Rogers W. Kirven, Jr., Co-founder of the Company, Chairman of the Board and Chief Executive Officer, Secretary and Treasurer. Mr. Kirven has served as one of our Directors and Chief Executive Officer since 1999. From April of 1994 until May of 1999, Mr. Kirven served as CEO of Ivanhoe Medical Systems, Inc., a company that operated several sleep apnea centers located in Ocoee, Florida. From May of 1999 until March 2000, Mr. Kirven served as CEO of Valley Pain Centers, Inc. and Back Genesis, Inc., companies that operated orthopedic pain management and rehabilitation businesses with their principle offices located in Ocoee, Florida. Since 1991, Mr. Kirven also serves as Managing Partner of the Kirven Group, Inc., located in Ocoee, Florida, a private investment firm that specializes in investments in healthcare and education. Mr. Kirven holds a Bachelor of Arts degree from Clemson University and is a graduate of the Executive Program for Small Companies', Stanford University.

     Daniel J. Devine, Co-founder of the Company, Director and President. Mr. Devine is responsible for the overall management of our business, including all operations and research and development of new programs. He has served as our President and Chief Operating Officer since 1999. From 1993 to 1995, he was a partner with The Kirven Group, Inc located in Ocoee, Florida. Prior to joining the Kirven Group, Mr. Devine was manager of business development for the Global Messaging Group of the Harris Corporation, located in Melbourne, Florida, which focused on the commercial electronic messaging marketplace. Mr. Devine has a Bachelor of Science degree in Electrical Engineering from the University of Florida and completed the Stanford University Executive Program for Growing Companies in the Spring of 1999.

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

     Thomas J. Crane, Esq. Mr. Crane was elected by our Shareholders as a Director of the Company on December 12, 2000. Mr. Crane is also the Managing Director of Cloverleaf Capital International, LLC (Cloverleaf), a Miami, Florida based investment company established in July, 2000. Cloverleaf, an entrepreneurial based boutique investment banking firm, counsels clients in the areas of mergers & acquisitions, equity markets, debt financing, international strategies and information technology issues. Since January 1991, Mr. Crane has owned and operated a law practice from his Miami, Florida office. In January 1990, Mr. Crane founded and became President/CEO of Southwestern Broadcasting Corporation (SBC), based in Naples, Florida. In August of 1998, SBC sold its assets to Broadcast Entertainment Corporation (BEC), an affiliated company operating radio stations in Texas, New Mexico, and California. Mr. Crane was, at the time of the sale, and remains a principal shareholder and Chairman of the Board of

Directors of BEC, with its principal offices located in Clovis, New Mexico. Mr. Crane also sits on the Board of Xtel Networks based in Miami, Florida. Mr. Crane holds a Juris Doctor degree from the University of Miami School of Law, Miami, Florida, a Bachelor of Arts degree from Florida State University, Tallahassee, Florida and a Certificate of Languages from the University of Paris (Sorbonne), Paris, France. Mr. Crane is licensed to practice law in the States of Florida and Texas.

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

Committees and Meetings.

     The Board of Directors held two meetings in 2001 and each director of the Board attended via teleconference. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

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

     The Company has established a standing Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors an accounting firm to serve as the Company's independent accountants, reviews the scope and results of the annual audit of the Company's consolidated financial statements, reviews nonaudit services provided to the Company by the Company's independent accountants and monitors transactions among the Company and its affiliates, if any. The Audit Committee currently consists of Mr. Kirven, who is the Chairman, Mr. Devine and Mr. Crane. The Audit Committee meet on February 22, 2002 and in connection with such meeting:

     . Reviewed and discussed the registrant's audited financial statements with management;

     . Discussed with the registrant's auditor the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61

     . Received the written disclosures and the letter from the registrant's auditor required by Independence Standards Board Standard No. 1 and discussed with the auditor its independence; and

     . Based on the foregoing review, recommended to the Board of Directors that the audited financial statements be included in the registrant's Form 10-KSB.

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

Section 16(A) Beneficial Ownership Reporting

     Section 16(a) of the Securities Exchange Act of 1934 requires the
Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownerships and reports of changes in ownership, and to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports and written statements from officers and directors furnished to the Company, all
Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of our common stock were complied with during the year.

Item 10.  Executive Compensation

   The following table sets forth compensation paid by the Company to each person who served in the capacity of Chief Executive Officer during 1999, 2000 and 2001 and other officers of the Company whose total annual salary and bonus for the fiscal years ended December 31, 1999, December 31, 2000 and December 31, 2001 exceeded $100,000 (collectively, the "Named Executive Officers").

                                        SUMMARY COMPENSATION TABLE

                                                                                 Long Term Compensation Awards
                                               Annual Compensation                Awards                  Payouts
                                            ----------------------                ------                  -------

                                                                                               Securities
      Name & Principal                                       Other Annual     Restricted       Underlying      LTIP
          Position                                           ------------
          --------            Year     Salary($)  Bonus($)   Compensation    StockAward(s)$    Options (#)   Payouts ($)
                                       ---------  --------   ------------   --------------    -----------

Rogers W. Kirven, Jr., CEO     2001    $178,365    $   -0-        $14,111         $-0-          (116,000)       $-0-
(1)(3)                         2000    $171,635    $   -0-        $13,158         $-0-             -0-          $-0-
                               1999    $126,600    $36,000        $9,725          $-0-           381,118        $-0-

Daniel J. Devine               2001    $142,692    $   -0-        $14,111         $-0-           (84,000)       $-0-
President (2)(3)               2000    $137,308    $   -0-        $13,158         $-0-             -0-          $-0-
                               1999    $123,930    $59,256        $ 9,725         $-0-           275,982        $-0-

Anthony Ruben                  2001    $138,391    $   -0-        $12,865         $-0-           300,000        $-0-
CFO(4)(5)                      2000    $ 85,000    $30,000        $ 8,594         $-0-           300,000        $-0-
                               1999    $   -0-     $   -0-        $-0-            $-0-             -0-          $-0-

Ramsey Hashem(6)               2001    $ 29,583    $   -0-        $ 5,338         $-0-          (400,000)       $-0-
                               2000    $ 85,000    $30,000        $ 7,292         $-0-           400,000        $-0-
                               1999        $-0-       $-0-          $-0-          $-0-             -0-          $-0-

(1) Rogers W. Kirven, Jr. has served as our Director and the Chief Executive Officer since our organization on February 9, 1999. Pursuant to an employment agreement entered into in November 1999, Mr. Kirven receives annual salary payments equal to $175,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2001, the Company paid Mr. Kirven a car allowance of $6,230.77 and paid health insurance premiums of $7,880.40. See "Employment Agreements."

------------------------------

(2) Daniel J. Devine has served as a Director and President since our organization on February 9, 1999. Pursuant to an employment agreement entered into in November 1999, Mr. Devine receives annual salary payments equal to $140,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2001, the Company paid Mr. Devine a car allowance of $6,230.77 and paid health insurance premiums of $7,880.40. See "Employment Agreements."

(3) Three hundred eighty one thousand one hundred eighteen (381,118) options were granted to Mr. Kirven and 275,982 options were granted to Mr. Devine on February 9, 1999 under the Company's 1999 Stock Option Plan. No options were granted in 2000 and no options have been exercised to date. Effective June 26, 2001, in order for the Company to have sufficient options to grant to its employees, Messrs. Kirven and Devine forfeited 116,000 and 84,000 options, respectively.

(4) Anthony Ruben has served as Chief Financial Officer and Treasurer since May 2000. Pursuant to an employment agreement entered into in May 2000 and amended effective January 7, 2002, Mr. Ruben receives annual salary payments equal to $130,000 and certain perquisites and other benefits. For the Fiscal year ended December 31, 2001, the Company paid Mr. Ruben a car allowance of $4,984.62 and paid health insurances premiums of $7,880.40. Mr. Ruben has a provision in his amended employment agreement which provides for the Company to pay him up to 200,000 shares of its common stock (the "Event Payment") if: (i) there is a merger or consolidation in which a change of control is effectuated or a sale of all or substantially all of the Company's assets; and (ii) if the fair market value of Mr. Ruben's initial options at the time of such event are $4.375 per share or less. The employment agreement was amended effective January 7, 2002 to reduce the option threshold to $0.375. See "Employment Agreements."

(5) Three hundred thousand (300,000) options were granted in May, 2001 under the Company's 2000 Stock Option Plan. On April 10, 2001, Mr. Ruben was granted pursuant to the Company's 1999 Stock Option Plan 35,000 options at an exercise price of $0.375. On April 10, 2001 Mr. Ruben was also granted pursuant to the Company's 2000 Stock Option Plan 115,000 shares at an exercise price of $0.375, and on July 6, 2001, Mr. Ruben was granted pursuant to the Company's 1999 Stock Option Plan an additional 150,000 options at an exercise price of $0.375. Effective January 7, 2002 Mr. Ruben forfeited the 300,000 options that were granted to him in May, 2001 under the Company's 2000 Stock Option Plan.

(6) Ramsey Hashem has served as Vice President of the Company from May 2000 until his resignation on March 16, 2001. In connection with Mr. Hashem resignation, the Company paid Mr. Hashem $37,000 in consulting fees from March, 2001 to June, 2001. For the Fiscal year ended December 31, 2001, the Company paid Mr. Hashem a car allowance of $1,184.62 and paid health insurances premiums of $1,602.80. In accordance with the Company's Stock Option Plan, effective May 16, 2001, Mr. Hashem forfeited the 400,000 options granted to him in 2000 by virtue of his failure to exercise same within 60 days of the effective date of his termination.

Stock Option Grants

    The following table sets forth information regarding grants of stock options during fiscal year ending December 31, 2001 made to the Named Executive Officers who have received Company option grants.

                         Stock Option Grants In 2001

                   Number of Securities Underlying       Percent of Total Stock Options         Exercise or Base
Name                  Stock Options Granted (#)     Granted to Employees in Fiscal Year 2001    Price ($/Sh)     Expiration Date
-----------------------------------------------------------------------------------------------------------------------------------
Anthony Ruben(1)               300,000                             44.44%                            $0.375      April-July, 2006

(1) The stock options granted to Mr. Ruben during the last fiscal year were incentive stock options granted pursuant to the Company's 1999 and 2000 Stock Option Plans. Of these options, 150,000 have vested. The remaining 150,000 options vest at the rate of 50,000 each on May 11, 2002, May 11, 2003, and May 11, 2004. The options expire five (5) years from the vesting date. None of these options have been exercised. Effective January 7, 2002, Mr. Ruben forfeited the initial 300,000 options having an exercise price of $2.00, which were granted to him in May 2000 pursuant to his employment agreement and the Company's Stock option Plan.

Value of Options Outstanding at Year End

As of December 31, 2001 the Company had 1,057,100 issued and outstanding options to Named Executive Officers. Because the market price of the Company's stock was in excess of the exercise price of these options there has been no value assigned to these options.


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

     .   provisions for a term life insurance;

     .   automobile allowance;

     .   discretionary bonuses; and

     .   standard benefits.


Anthony R. Ruben

The Company entered into an employment agreement with Anthony R. Ruben in May 2000 which was amended effective January 7, 2002, to serve as our Chief Financial Officer and Treasurer, for an initial term of three years. The principal terms of Mr. Ruben's employment agreement are as follows:

     . an annual salary of $130,000, which may be increased from time to time at the discretion of our Board of Directors;

     . Mr. Ruben was granted options to purchase 300,000 common shares of the Company at an exercise price of $2.00 per share. These options were forfeited effective January 7, 2002;

     . a provision which provides for the Company to pay Mr. Ruben up to 200,000 shares of its common stock (the "Event Payment") if (i) there is a merger or consolidation in which a change of control is effectuated or a sale of all or substantially all of the Company's assets; and (ii) if the fair market value of Mr. Ruben's options at the time of such event are $4.375 per share or less. The employment agreement was amended effective January 7, 2002 to reduce the option threshold to $0.375 from $2.00. The net effect of this amendment reduces the upper price range where he would no longer be entitled to the Event Payment shares from approximately $6.00 per share to approximately $4.375 per share.

     .   automobile allowance;

     .   discretionary bonuses; and

     .   standard benefits.

Compensation of Directors

         Our directors who are also officers receive no additional compensation for their service as directors. Saving Mr. Crane, each of our outside directors were granted 5,000 options on December 1, 1999. These options have an exercise price of $4.00 and expire on February 9, 2004, unless otherwise extended. On December 12, 2000 Mr. Thomas Crane was elected as a director of the Company and was granted 100,000 options to purchase the Company's common stock at an exercise price of $1.00 per share. Thirty thousand of these options vested immediately with the remaining 70,000 vesting ratably on a monthly basis over two (2) years. As of December 31, 2001, 65,000 options have vested.

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

Item 11.  Security Ownership of Management and Principal Stockholders

         The following table sets forth data as of December 31, 2001 concerning the beneficial ownership of common shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding common shares, (ii) all directors and nominees and each Named Executive Officer (as defined under "Executive Compensation" below) and (iii) all directors and executive officers as a group. This table reflects options and warrants that have vested or will vest within the next 60 days and which are exercisable.


                                                                 Options/Warrants        Total
        Name and Address of                 Shares of Common       for Common          ---------   Percentage
         Beneficial Owner                     Stock Owned         Stock Owned (9)       Shares     Owned (10)
---------------------------------         ------------------      ---------------      ---------  ----------

Management
----------

Rogers W. Kirven, Jr. (1)(4)                  4,546,289                285,118         4,831,407       25.02%
2710 Rew Circle, Suite 100
Ocoee, FL  34761

Daniel J. Devine (1)(5)                       3,381,587                210,732         3,592,319       18.61%
2710 Rew Circle, Suite 100
Ocoee, FL  34761

Thomas J. Crane (2)(6)                          270,000                170,838           440,838        2.28%
5780 Grande Reserve Way, #1410
Naples, FL 34110

Dr. Paul Lerman(2)                                  -0-                  5,000             5,000          *
Farleigh Dickenson University
1000 River Road
H325A
Teaneck, NJ 07666

Dr. Robert G. Frank (2)                             -0-                  5,000             5,000          *
College of Health Professions
University of Florida
P.O. Box 100185
Gainesville, FL  32610

Anthony R. Ruben (3)(7)                          35,000                167,500           202,500        1.05%
2710 Rew Circle, Suite 100
Ocoee, FL 34761

All officers and directors                    8,232,876                844,188         9,077,064       46.96%
As a group (6 persons)

Other Principal Stockholders
----------------------------

Pioneer Ventures Ltd. Ptn. (8)                  875,000                300,000         1,175,000        6.09%
651 Day Hill Road
Windsor, CT  06095-0040

-----------------
*     INDICATES LESS THAN ONE PERCENT.

(1)   Individuals who are both officers and directors.

(2)   Individuals who are directors only.

(3)   Individuals who are officers only.

(4) As a founder of the Company, Mr. Kirven received 4,809,289 (on a post-recapitalization basis) shares of the Company's common stock and 381,118 options to purchase the Company's common stock at an exercise price of $0.75. On December 24, 1999 Mr. Kirven gifted 203,000 shares to the University of Florida Foundation. On May 11, 2001 pursuant to a private offering of the Company's securities, Mr. Kirven purchased 40,000 common shares and a warrant to acquire an additional 20,000 common shares at $0.50 per share for $20,000. On June 21, 2001, Mr. Kirven gifted 100,000 common shares to his daughter and son-in-law. On June 26, 2001, Mr. Kirven forfeited 116,000 of his options.

(5) As a founder of the Company, Mr. Devine received 3,482,587 (on a post-recapitalization basis) shares of the Company's common stock at an exercise price of $0.75. On December 24, 1999, Mr. Devine gifted 147,000 shares to the University of Florida Foundation. On March 31, 2001 pursuant to a private offering of the Company's securities, Mr. Devine purchased 37,500 shares and a warrant to acquire an additional 18,750 shares at $0.50 per share for $18,750. On June 26, 2001, Mr. Devine forfeited 84,000 of his options. During 2001, Mr. Devine purchased 8,500 shares of the Company's common stock in the open market at an average price of $0.25 per share.

(6) Mr. Crane was granted 100,000 options on December 12, 2000 (70,838 of which have vested or will vest in the 60 days following December 31, 2001) at an exercise price of $1.00 per share expiring on the fifth anniversary date of vesting. During 2000, Mr. Crane also purchased 70,000 shares of our common stock in the open market at an average price per share of approximately $2.03. Pursuant to a private offering of the Company's common securities in accordance with an exemption from registration, Mr. Crane purchased 200,000 shares of the Company's common stock and a warrant to purchase 100,000 additional shares at $0.50 for $100,000.

(7) Pursuant to Mr. Ruben's employment agreement entered into with the Company in May 2000, the Company granted Mr. Ruben options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.00 per share. As of December 31, 2001, one hundred fifty thousand (150,000) of such option shares had vested, but effective January 7, 2002, Mr. Ruben forfeited the 300,000 option shares. On April 10, 2001, Mr. Ruben was granted an option pursuant to the Company's Stock Option Plans to purchase 150,000 common shares of the Company at $0.375 per share, and on July 6, 2001, Mr. Ruben was granted additional options pursuant to the Company's Stock Option Plans to purchase an additional 150,000 common shares at $0.375 per share. As of December 31, 2001, one hundred fifty thousand (150,000) of such options shares have vested. Pursuant to a private offering of the Company securities in accordance with an exemption from registration, Mr. Ruben acquired during fiscal 2001, 35,000 shares of the Company's common stock and a warrant to purchase 17,500 additional shares at $0.50 per share for $17,500.

(8) Pioneer Ventures owns 2,000 shares of our convertible Series A Preferred Stock which may be converted by Pioneer at anytime into 875,000 shares of our common stock. By virtue of our Certificate of Designation, Pioneer Ventures has the right to vote its Preferred Stock with our common shareholders as a group on the same basis as if the Preferred Stock was converted to common stock. In July of 2001 in exchange for Pioneer's consent to allow us to change accountants, the Company granted Pioneer warrants to purchase: 100,000 of our common shares at $0.55 per share expiring on December 31, 2002; 100,000 of our common shares at $0.75 per share expiring on December 31, 2003; and, 100,000 of our common shares at $1.00 per shares expiring on June 30, 2004.

(9) Reflects options granted under our option plans which may be exercised within the next 60 days.

(10) Based upon 15,861,250 issued and outstanding shares and all options, warrants and other convertible instruments (i.e., the Series A Convertible Preferred) that may be either exercised or converted into common stock within the next 60 days.

Item 12.  Transactions with Management and Other Related Parties

Fiscal Year 1999
----------------

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

Fiscal Year 2000
----------------

     Net student fee revenue from the University of Florida was $2,239,039 for the year ended December 31, 2000, and accounts receivable from this partner totaled $3,193, as of December 31, 2000.

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

Fiscal Year 2001
----------------

     Ramsey Hashem has served as Vice President of the Company from May 2000 until his resignation on March 16, 2001. In connection with Mr. Hashem resignation, the Company paid Mr. Hashem $37,000 in consulting fees from March, 2001 to June, 2001. For the Fiscal year ended December 31, 2001, the Company paid Mr. Hashem a car allowance of $1,184.62 and paid health insurances premiums of $1,602.80.

     Pursuant to an offering of the Company's securities in accordance with an exemption from registration, certain officers and directors (which are identified in Part II, Item 11 above) and other accredited investors purchased between March 2001 and July 2001, 605,000 shares of the Company's common stock and warrants to acquire 302,500 additional shares at an exercise price of $0.50 per share for an aggregate amount of $302,500.

     In July of 2001 in exchange for Pioneer Ventures Ltd. Partnership's consent to allow us to change accountants, the Company granted Pioneer warrants to purchase: 100,000 of our common shares at $0.55 per share expiring on December 31, 2002; 100,000 of our common shares at $0.75 per share expiring on December 31, 2003; and, 100,000 of our common shares at $1.00 per shares expiring on June 30, 2004.

     Net student fee revenue from the University of Florida was $2,702,546 for the year ended December 31, 2001, and accounts receivable from this partner totaled $15,222 as of December 31, 2001.

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

1.  Financial Statements (appearing at the end of this Report)

Index to Financial Statements                                                          F-1

Report of Independent Certified Public Accountants Parks, Tschopp,
Whitcomb & Orr, PA                                                                     F-2

Consolidated Balance Sheets
As of December 31, 2001 and 2000                                                       F-3

Consolidated Statements of Operation
For The Years Ended December 31, 2001 and 2000                                         F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended

December 31, 2001 and 2000                                                             F-5

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2001 and 2000                                         F-6

Notes To Consolidated Financial Statements
December 31, 2001 and 2000                                                             F-7

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

             2.5 Agreement and Plan of Stock Exchange (the "'Agreement") entered into by and among COMPASS KNOWLEDGE HOLDINGS, INC., a Nevada corporation ("CKHI") and COMPASS ACQUISITION CORP., a Florida corporation (the "Acquisition Corp"), a wholly owned subsidiary of CKHI (CKHI and the Acquisition Corp shall sometimes be hereinafter collectively known as the "Buyer") and MICHAEL RUTHERFORD (the "Stockholder") and RUTHERFORD LEARNING GROUP, INC., a North Carolina corporation (hereinafter "Company" or "RLG").**

             2.6 SETTLEMENT AND ASSET PURCHASE AGREEMENT made effective as of July 1, 2001 (the "Effective Date") by and among Compass Knowledge Holdings, Inc. ("Compass"), Educators' Learning Network, Inc. f/k/a Jamita, Inc. ("ELNet"), Rutherford Learning Group, Inc. ("RLG") (Compass, ELNet, and RLG are hereinafter sometimes collectively referred to as the "Companies") and Michael Rutherford ("Rutherford").

     Exhibit 3       Articles and Bylaws

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

             4.5      Compass Knowledge Group, Inc. Stock Option Agreement*

             4.6      Compass Knowledge Holdings, Inc. Year 2000 Stock Option
                      Plan.*

             4.7 Stock Purchase Warrants issued to Pioneer Ventures Associates Limited Partners on June 27, 2001.

     Exhibit 10       Material Contracts

             10.1 Amended and Restated Employment Agreement dated November 1, 1999 between Rogers W. Kirven, Jr. and Compass Knowledge Holdings, Inc.*

             10.2 Amended and Restated Employment Agreement dated November 1, 1999 between Daniel J. Devine and Compass Knowledge Holdings, Inc.*

             10.3 Registration Rights Agreement for the University of Florida Foundation, Inc.*

             10.4     Standard Professional Services Agreement*

             10.5 Marketing and Sales Agreement by and between Compass Knowledge Group, Inc., and GE Medical Systems. ***

             10.6 E-Learning Services Agreement by and between Eduprise, Inc. and Compass Knowledge Group, Inc. effective January 1, 2001.***

             10.7 LOAN AND SECURITIES PURCHASE AGREEMENT entered into on February 5, 2002 by and between Compass Knowledge Holdings, Inc. ("Compass") and Michael Etchison. ****

             10.8 Amendment to Employment Agreement effective January 7, 2002 with respect to that certain Employment Agreement entered into by and between Compass Knowledge Holdings, Inc. (the "Company") and Anthony Ruben (hereinafter, "Employee"), dated May 1, 2000.

             10.9 TERMINATION AND SETTLEMENT AGREEMENT (hereinafter referred to as the "Agreement"), entered into effective March 16, 2001 (the "Effective Date"), by and between Compass Knowledge Holdings, Inc. ("Compass") and Ramsey Hashem ("Hashem") and the ADDENDUM TO THAT CERTAIN TERMINATION AND SETTLEMENT AGREEMENT dated March 16, 2001 (the "Addendum"), entered into effective June 1, 2001 (the "Effective Date"), by and between Compass and Hashem .

             All Exhibits except as otherwise noted below are filed with this Form 10-KSB

             * Incorporated by reference from the Registrant's Form 10/SB (Commission File No. 0-29615)

             ** Incorporated by reference from the Registrant's current Form 8-K/SB filed with the Commission on August 23, 2000.

             *** Incorporated by reference from the Registrant's Form 10-KSB (Commission File N0-0-29615) filed with the Commission on March 15, 2001.

             **** Incorporated by reference from the Registrant's current Form 8-K/SB filed with the Commission on March 5, 2002.

     (b)     Reports on Form 8-K

             None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMPASS KNOWLEDGE HOLDINGS, INC.


Date:    March 11, 2002                  By: /s/ ROGERS W. KIRVEN, JR.
                                         -----------------------------
                                         Chief Executive Officer and Director


Date:    March 11, 2002                  By: /s/ ANTHONY RUBEN
                                         ---------------------
                                          Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                    Title            Date
---------                                    -----            ----

/s/ DANIEL J. DEVINE                        Director          March 11, 2002
--------------------

/s/ DR. PAUL LERMAN                         Director          March 11, 2002
-------------------

/s/ DR. ROBERT FRANK                        Director          March 11, 2002
--------------------

/s/ THOMAS J. CRANE                         Director          March 11, 2002
-------------------

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2001 and 2000
TOGETHER WITH REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

                                    PART F/S
                        COMPASS KNOWLEDGE HOLDINGS, INC.
                                    CONTENTS

Index to Financial Statements                                              F-1

Report of Independent Certified Public Accountants Parks, Tschopp,
Whitcomb & Orr, PA                                                         F-2

Consolidated Balance Sheets
As of December 31, 2001 and 2000                                           F-3

Consolidated Statements of Operation
For The Years Ended December 31, 2001 and 2000                             F-4

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2001 and 2000                             F-5

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2001 and 2000                             F-6

Notes To Consolidated Financial Statements
December 31, 2001 and 2000                                                 F-7

Report of Independent Certified Public Accountants

To Compass Knowledge Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Compass Knowledge Holdings, Inc. and subsidiaries (a Nevada corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compass Knowledge Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parks, Tschopp, Whitcomb & Orr, PA
February 22, 2002
Maitland, Florida

              COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                AS OF DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                              December 31, 2001    December 31, 2000
                                                              -----------------    -----------------
                           ASSETS
                           ------
CURRENT ASSETS:
    Cash                                                     $          480,981   $          840,785
    Accounts receivable, net of allowance                                91,376               45,074
    Note receivable                                                      75,000                  -
    Prepaid expenses                                                    132,424              108,737
    Other assets, net                                                   579,460              446,904
                                                             ------------------   ------------------
        Total current assets                                          1,359,241            1,441,500

PROPERTY AND EQUIPMENT, net                                             271,506              280,413

GOODWILL, net                                                         4,134,854            3,278,948

OTHER ASSETS, net                                                       779,875              704,616
                                                             ------------------   ------------------
        Total assets                                         $        6,545,476   $        5,705,477
                                                             ==================   ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $          731,060   $          371,518
    Deferred student fees                                               688,742              467,032
    Note payable-current portion                                         50,000                  -
                                                             ------------------   ------------------
        Total current liabilities                                     1,469,802              838,550
                                                             ------------------   ------------------
                                                             ------------------   ------------------
        Total liabilities                                             1,469,802              838,550

STOCKHOLDERS' EQUITY:
    Preferred stock, 5,000,000 shares authorized,                     1,667,026            1,667,026
        2,000 shares issued and outstanding
    Common stock, $0.001 par value; 50,000,000                           15,862               14,875
        shares authorized, 15,861,250 and 14,875,000 shares
        issued and outstanding at December 31, 2001 and
        December 31, 2000 respectively
    Additional paid-in-capital                                        5,986,047            4,571,688
    Unearned compensation                                                  (327)              (7,574)
    Accumulated deficit                                              (2,592,933)          (1,379,088)
                                                             ------------------   ------------------
        Total stockholders' equity                                    5,075,674            4,866,927
                                                             ------------------   ------------------
        Total liabilities and stockholders'equity            $        6,545,476   $        5,705,477
                                                             ------------------   ------------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                   2001            2000
                                                                   ----            ----
TOTAL STUDENT FEE REVENUE
    Net student fee revenue from degree programs               $  2,770,844    $  2,265,592
    Gross student fee revenue from non-degree programs              711,746         659,972
    Gross revenue from subscriptions and consulting services      1,838,364         441,118
    Other revenue                                                    43,206          14,677
                                                               ------------    ------------
                 Total revenue                                    5,364,160       3,381,359

INSTRUCTION COSTS AND SERVICES                                    1,664,346         962,778
                                                               ------------    ------------
                 Gross profit                                     3,699,814       2,418,581
                                                               ------------    ------------
OPERATING EXPENSES
    Selling and promotional                                         740,798         415,661
    General and administrative                                    4,045,693       3,373,145
                                                               ------------    ------------
                 Total operating expenses                         4,786,491       3,788,806
                                                               ------------    ------------

LOSS FROM OPERATIONS                                             (1,086,677)     (1,370,225)
                                                               ------------    ------------
OTHER INCOME (EXPENSE)
    Interest income                                                  25,398         215,714
    Interest expense                                                (12,566)            -
                                                               ------------    ------------
                 Total other income                                  12,832         215,714
                                                               ------------    ------------

(LOSS) INCOME BEFORE PREFERRED DIVIDENDS                         (1,073,845)     (1,154,511)

LESS: PREFERRED STOCK DIVIDENDS                                    (140,000)       (144,824)
                                                               ------------    ------------

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS             $ (1,213,845)   $ (1,299,335)
                                                               ============    ============
EARNINGS PER SHARE
    Basic                                                      $     (0.078)   $     (0.087)
                                                               ============    ============
    Diluted                                                    $     (0.078)   $     (0.087)
                                                               ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                        15,466,009      14,802,055
                                                               ============    ============
    Diluted                                                      15,466,009      15,787,684
                                                               ------------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 2001, AND 2000

                                                     Preferred                            Unearned                   Stockholders'
                                                     ---------                            --------                   -------------
                             Common Share   Amount    Shares       Amount       APIC   Compensation  Retained Deficit    Equity
                             ------------   ------    ------       ------       ----   ------------  ----------------    ------

BALANCE, December 31, 1999    14,750,000   $ 14,750      2,000 $ 1,667,026 $ 4,283,509   $ (20,150) $    (79,753)      $ 5,865,382
                             ======================================================================================================
Amortization of unearned
   compensation                                                                 14,392      36,488                          50,880

Issuance of stock options                                                       23,912     (23,912)                              -

Preferred stock dividend                                                                                (144,824)         (144,824)

Issuance of common Stock for
   Acquisition                   125,000        125                            249,875                                     250,000

Net income                                                                                            (1,154,511)       (1,154,511)
                             ------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000    14,875,000   $ 14,875      2,000 $ 1,667,026 $ 4,571,688   $  (7,574) $ (1,379,088)      $ 4,866,927
                             ======================================================================================================
Issuance of common stock       1,167,500      1,168                          1,426,333                                   1,427,501

Repurchase of common stock      (181,250)      (182)                           (90,444)                                    (90,626)

Issuance of warrants                                                            49,689                                      49,689

Issuance of stock options                                                       28,781                                      28,781

Amortization of unearned
   compensation                                                                              7,247                           7,247

Preferred stock dividend                                                                                (140,000)         (140,000)

Net income                                                                                            (1,073,845)       (1,073,845)
                             ------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2001    15,861,250   $ 15,861      2,000 $ 1,667,026 $ 5,986,047   $    (327) $ (2,592,933)      $ 5,075,674
                             ------------------------------------------------------------------------------------------------------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

              COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 2001 and  2000

                                                                              2001           2000
                                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                $ (1,073,845)  $ (1,154,511)
    Adjustments to reconcile net (loss) income to net cash
      provided by (used for) operating activities-
          Depreciation and amortization                                 1,329,364        740,351
          Amortization of unearned compensation                             7,247         50,880
          Stock-based compensation                                         78,470            -

          Decrease (increase) in operating assets and liabilities-
               Accounts receivable                                        (46,302)       835,049
               Prepaid expenses                                           (50,000)           -
               Other current assets                                        26,313        (53,787)
               Other long-term assets                                       5,292        (26,330)
               Accounts payable and accrued expenses                      359,542        191,869
               Due to related parties                                         -         (313,730)
               Deferred revenue                                           221,710       (401,468)

                                                                     -------------  -------------
                  Net cash provided by (used in) operating
                     activities                                           857,791       (131,677)
                                                                     -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (129,174)      (249,840)
    Cash payments for content development costs                          (531,935)      (645,936)
    Cash payments for direct marketing costs                             (566,279)      (670,320)
    Acquisitions, net of cash/divestiture                                (127,707)    (2,080,151)
                                                                     -------------  -------------
                Net cash (used in) investing activities                (1,355,095)    (3,646,247)
                                                                     -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock and warrants                   302,500            -
    Proceeds from issuance of note payable                                 50,000            -
    Issuance of note receivable                                           (75,000)
    Payment of preferred dividend                                        (140,000)      (162,324)
                                                                     -------------  -------------
                Net cash provided by (used in) financing activities       137,500       (162,324)
                                                                     -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (359,804)    (3,940,248)

CASH AND CASH EQUIVALENTS, beginning of period                            840,785      4,781,033
                                                                     -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                             $    480,981   $    840,785
                                                                     =============  =============
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                       $     12,566   $        -
                                                                     -------------  -------------

             The accompanying notes are an integral part of these
                     consolidated financial statements.

1.   ORGANIZATION, REORGANIZATION AND NATURE OF BUSINESS

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

CKHI is an educational company that delivers education programs to working professionals, in the healthcare, education and criminal justice markets utilizing the Internet, expert video presentation and other traditional mediums by:

..   Delivering curricula and content over the Internet and through other traditional mediums,
..   Providing interaction between and among the students and their professors via the Internet through e-mail, lectures and chat rooms, and
..   Providing course content on video and hard copy materials to students.

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

On August 15, 2000, CKHI completed the acquisition of 90% of the outstanding capital stock of Jamita, Inc. (Jamita), a distance learning leadership development services company headquartered in Cincinnati, Ohio and Rutherford Learning Group, Inc. (RLG), a consulting services company headquartered in Matthews, North Carolina. The acquisition, recorded under the purchase method of accounting, included the purchase of all the outstanding shares of common stock of RLG and 90% of the outstanding common stock of Jamita for $2,175,000 (before contingent consideration) plus acquisition costs of $155,964, consisting of legal and accounting fees. In exchange, the Company received $281,035 of assets and assumed liabilities of $419,236 resulting in intangible assets acquired of $2,469,165. The purchase price has been allocated to assets acquired that will be depreciated over three to five years and liabilities assumed based on estimated fair market values at the date of acquisition. Goodwill related to Jamita and RLG in the amount of $2,469,165 is being amortized over 10 years on a straight-line basis. The contingent consideration consists of 562,500 shares of CKHI common stock valued at $2.00 per share (which was approximately the average closing price of the stock for the 20-day period ended

August 14, 2000) was placed into an escrow account for distribution to the Jamita stockholders subject to Jamita having net collections of approximately $1 million in the first year following the closing. This condition was satisfied and the escrowed shares were released in August 2001. Additionally, we made a payment to the Jamita shareholders in 2001 based on the attainment of sales to new customers and expect to make another payment in 2002. CKHI may also make additional payments if certain net collection goals are achieved in the fiscal period August 1, 2001 through July 31, 2002.

The table below reflects unaudited pro forma combined results of the Company, CKHI, Jamita and RLG as if the acquisitions had taken place at the beginning of the period ended December 31, 2000:

                                                        2000
                                                    -------------

Revenue                                             $ 4,190,856
                                                    =============
(Loss) income before extraordinary items            $(1,178,119)
                                                    =============
Net (loss) income                                   $(1,178,119)
                                                    =============

Weighted average shares outstanding:
    Basic                                           14,802,055
                                                    =============
    Diluted                                         15,787,684
                                                    =============

Earnings per share:
    Basic                                           $(0.080)
                                                    =============
    Diluted                                         $(0.080)
                                                    =============

Effective July 1, 2001, the Company entered into a Settlement Agreement with Michael Rutherford whereby Mr. Rutherford resigned as an officer and director of two of the Company's subsidiaries, his employment agreement with such subsidiaries was terminated and substantially all of the assets of the Company's subsidiary, Rutherford Learning Group ("RLG"), were conveyed to Mr. Rutherford. In connection with this transaction, Mr. Rutherford returned to the Company 181,250 common shares of the Company and his 10 percent equity interest in the Company's subsidiary, Educators' Learning Network, (formerly Jamita), which he acquired in connection with the Company's acquisition of RLG in August 2000. Parties interested in this transaction are encouraged to review Item 5 of our Form 10-QSB filed with the SEC on August 8, 2001.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, due from related parties, accounts payable and accrued expenses, deferred student fees, and due to related parties approximate fair value due to the short-term maturities of these financial instruments. The fair values of note receivable and note payable are based on interest rates of similar instruments with similar terms and approximate carrying value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed based on the estimated useful lives of the assets, three years for computer equipment and seven years for office furniture, using the straight-line method for financial reporting purposes. Ongoing maintenance and repairs are expensed when incurred. Depreciation expense was $139,220 and $60,403 for the years ended December 31, 2001 and 2000, respectively.

Goodwill

Goodwill represents the excess of the cost over the net assets of the acquired companies and is being amortized on a straight-line basis over 10 to 15 years. Goodwill of $4,134,854 and $3,278,948, net of accumulated amortization of $510,844 and $171,772 at December 31, 2001 and 2000, respectively, is included in the accompanying consolidated balance sheets. Amortization expense was $339,072 and $167,986 for the years ended December 31, 2001 and 2000, respectively.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002 the Company will adopt SFAS 142.

Other Assets

The Company enters into long-term contracts with certain universities (the University Partners) for the development and delivery of degree programs. Costs incurred by the Company in entering into these contracts are deferred and amortized over the life of the contract, generally three to seven years. Long-term contracts at December 31, 2001 and 2000, were $41,779 and $55,728, net of accumulated amortization of $28,221 and $14,272, respectively.

Under some of the long-term contracts with the University Partners, the Company is responsible for developing and delivering a degree program for the duration of the contract period. Direct external and internal costs incurred in the design and development of course content and the master copy of course materials are capitalized as content development costs. These costs are recognized as expense over the life of the contract, based on the expected revenue stream from course offerings during the contract period. Content development costs at December 31, 2001 and 2000, were $950,140 and $713,195, net of accumulated amortization of $337,220 and $99,804, respectively.

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising and other direct marketing costs, which are deferred and amortized over their expected period of future benefits. Direct-response advertising consists primarily of marketing marketing materials mailed to potential students, which include direct response cards. Other direct marketing costs consist primarily of brochures and mailing lists, which will be utilized over future periods. The deferred costs of the marketing and advertising are amortized over periods up to 12 months. Direct response advertising costs at December 31, 2001 and 2000, were $359,839 and $359,894, net of accumulated amortization of $960,867 and $394,533, respectively.

Long-lived Assets

SFAS 143, issued by the FASB in July 2001, establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company, expects the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective January 1, 2002.

There has been no impairment reflected in the accompanying consolidated financial statements.

Revenue Recognition

The Company offers consulting services and three types of educational programs: degree programs, non-degree programs, and subscription-based programs. For degree programs, in which the Company's University Partners are responsible for course curricula and for conferring a degree, the Company receives a stated percentage of student fees. The Company currently records as revenues only the stated percentage of the student fees paid to the Company by the University Partners.

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

The revenue generated by subscription services is in the form of subscription contracts to the Company's leadership training programs. These contracts are generally for a period of two to three years. Revenue is billed for a six- or twelve-month period and is recognized ratably over the billing and service period.

The revenues generated by consulting projects is recognized in conjunction with a report being delivered or a designated service being completed.

For both degree and non-degree programs, student fees must be paid prior to the student's attendance of the seminar. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar.

Total revenue for courses offered by the Company for 2001 and 2000 were as follows:

                                                   2001           2000
                                                   ----           ----
Net student fee revenue
    from degree programs                     $2,770,844     $2,265,592
Gross student fee revenue from
    non-degree programs                         711,746        659,972
Gross revenue from subscription
    and consulting services                   1,838,364        441,118
Other revenue                                    43,206         14,677
                                             ----------     ----------
            Total revenue                    $5,364,160     $3,381,359
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

Earnings Per Common Share

Basic earnings per common share are calculated after deducting dividends on preferred shares from net earnings or losses and are based on the weighted average number of shares outstanding during the period. Diluted earnings per common share reflects adjustments to the weighted average number of shares outstanding for the assumed exercise of employee stock options, less the number of treasury shares assumed to be purchased from the proceeds, including applicable unearned compensation expense and income tax benefits, and the assumed conversion of preferred stock. The diluted share base for the years ended December 31 2001 and December 31, 2000, excludes incremental shares of 57,854 and 985,629, respectively related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during fiscal 2001 and fiscal 2000.

3.     RELATED-PARTY TRANSACTIONS

Net student fee revenue from one University Partner which is also a shareholder, was $2,239,039 and $2,702,546 for the years ended December 31, 2001 and 2000, respectively.

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

Ramsey Hashem has served as Vice President of the Company from May 2000 until his resignation on March 16, 2001. In connection with Mr. Hashem's resignation, the Company paid Mr. Hashem $37,000 in consulting fees from March, 2001 to June, 2001.

Pursuant to an offering of the Company's securities in accordance with an exemption from registration, certain officers and directors (which are identified in Part II, Item 11 above) and other accredited investors purchased between March 22, 2001 and December 3, 2001, 605,000 shares of the Company's common stock and warrants to acquire 302,500 additional shares at an exercise price of $0.50 per share for an aggregate amount of $302,500.

See Note 10 for additional related-party transactions.

4.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2001 and 2000:

                                                       2001         2000
                                                       ----------   ----------

Computer equipment                                     $421,577     $289,670
Office furniture                                         79,137       79,124
                                                       ----------   ----------
                                                        500,714      368,794
Less- Accumulated depreciation                         (229,207)     (88,381)
                                                       ----------   ----------
                                                       $271,507     $280,413
                                                       ==========   ==========

5.     INCOME TAXES

No provision for income taxes has been recorded for the year ended December 31, 2001 or 2000 as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company's ability to realize the deferred tax assets in the future.

Deferred income taxes at December 31, 2001 and 2000, consisted of the following:

                                                              2001          2000
                                                             ------------   -----------
Current deferred tax assets (liabilities);
    Income from subsidiaries                                 $       -      $ (76,860)
    Accrued professional fees                                   39,100         73,330
    Other                                                        8,490         19,250
                                                             ---------      ---------
            Net current deferred tax assets                     47,590         15,720
Long-term deferred tax assets (liabilities):
    Net operating loss (NOL) carryforward                      914,700        513,800
    Depreciation and amortization                              (14,900)       (18,630)
                                                             ---------      ---------
            Net long-term deferred tax assets                  889,800        495,170
                                                             ---------      ---------
            Total deferred tax assets                          947,390        510,890
Less- Valuation allowance                                     (947,390)      (510,890)
                                                             ---------      ---------
                                                             $       -      $       -
                                                             =========      =========

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of the

Company's ability to realize the benefit of the deferred tax assets, a valuation allowance has been established. The net change in the valuation allowance for deferred tax assets at December 31, 2001, was an increase of $436,500. The Company had an NOL carryforward as of December 31, 2001, of approximately $2,430,000 available to offset future taxable income, which expires in varying amounts through 2021. Realization of the deferred tax assets is dependent on generating sufficient future taxable income.

The reconciliation of the benefit (provision) for income taxes based on the U.S. statutory federal income tax rate (34%) to the Company's benefit (provision) for income taxes is as follows for the years ended December 31, 2001 and 2000:

                                                               2001         2000
                                                              ---------    -----------
U.S. statutory federal income tax benefit (provision)         $ 365,100    $ 392,530
State income tax benefit (provision), net of federal
tax benefit (provision)                                          39,000       41,910
Costs incurred but not deductible for tax purposes               32,400       72,980
              Total benefit for income taxes                    436,500      507,420
Less- Change in valuation allowance                            (436,500)    (507,420)
                                                              ---------    ---------
                                                              $       -    $       -
                                                              =========    =========

6     COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under leases that expire on various dates through December 31, 2003. As of December 31, 2001, future net minimum lease payments that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Year   Ending
December 31,                                       Amount
-------------                                      -----------

   2002                                            $100,848
   2003                                              27,426
   2004                                               1,107
                                                   --------
                                                   $129,381
                                                   ========

Total rent expense for the years ended December 31, 2001 and 2000, was $132,557 and $116,223, respectively. Included in these amounts is rent expense of $40,359 and $40,359 for the years ended December 31, 2001 and 2000, paid to an entity controlled by the Company's CEO and principal stockholder.

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

In accordance with SFAS No. 128, "Earnings per Share," the following table reconciles net (loss) income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2001, and 2000:

                                                              2001              2000
                                                           ------------     ------------
Net (loss) income available to
    common stockholders                                    $(1,213,845)     $ (1,299,335)
                                                           ===========      ============
Weighted average shares
    outstanding                                             15,466,009        14,802,055
Effect of stock option plan                                     57,854           985,629
                                                           -----------      ------------
Diluted weighted average
    shares outstanding                                      15,523,863        15,787,684
                                                           ===========      ============

Basic earnings per share                                   $    (0.078)     $     (0.087)
                                                           ===========      ============

Diluted earnings per share                                 $    (0.078)     $     (0.087)
                                                           ===========      ============

As of December 31, 2001 and 2000, there were 2,000 shares of preferred stock, convertible into 875,000 common shares. These shares were not included in the computation of diluted earnings per share for the years ended December 31, 2001 and 2000, because the effect of the assumed conversion had an antidilutive effect.

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

Had total compensation expense been calculated using SFAS 123, the Company's net loss and loss per common share for the years ended December 31, 2001 and 2000, would have been changed to the following pro forma amounts:

                                                         2001              2000
                                                      --------------    --------------
Net (loss) income:                  As reported        $(1,213,845)      $(1,299,335)
                                    Pro forma          $(1,450,101)      $(1,988,833)
diluted earnings (loss)
      per common share:             As reported        $    (0.078)      $    (0.087)
                                    Pro forma          $    (0.094)      $    (0.134)

The weighted average fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model for employee and non-employee options with the following assumptions for the years ended December 31, 2001 and 2000:

                                                   2001             2000
                                               -------------    ---------------
Risk-free interest rate                         4.5%             5.0%
Expected life                                   3-5 years        5 - 6.2 years
Volatility                                      50%              50%
Dividend yield                                  0.00%            0.00%

A summary of options granted to purchase common stock under the Company's 2000 and 1999 Stock Plans are presented below:

                                                                                      Weighted
                                                                                       Average
                  2000                                    Shares                   Exercise Price
----------------------------------------             ------------------       -----------------------
Outstanding as of December 31, 1999
   Granted                                               1,060,000                     $1.95
   Exercised                                                     -                        -
   Forfeited                                                60,000                      2.00
                                                     ------------------       -----------------------
Outstanding as of December 31, 2000                      1,000,000                     $1.95
                                                     ==================       =======================
   Granted                                                 440,000                      0.38
   Exercised                                                     -                        -
   Forfeited                                               455,000                      2.00
                                                     ------------------       -----------------------
Outstanding as of December 31, 2001                        985,000                     $1.22
                                                     ==================       =======================
Options exercisable at year-end                            749,375                     $0.99
                                                        ============                =========

                                                                            Weighted
                                                                            Average
                                           Shares                           Fair Value
                                         --------------------               -----------------------
Weighted average fair value of options       440,000                            $0.17
                                         ====================                 =================
    granted during the year at market

                                                                            Weighted
                                                                            Average
                      1999                                 Shares           Exercise Price
--------------------------------------------------        --------------    --------------------
Outstanding as of December 31, 1998
   Granted                                                 1,500,000            $  0.94
   Exercised                                                    -                  -
   Forfeited                                                    -                  -
                                                          --------------       ---------------
Outstanding as of December 31, 1999                        1,500,000            $  0.94
   Granted                                                    90,000               1.50
   Exercised                                                    -                  -
   Forfeited                                                  90,000               3.02
                                                          --------------       ---------------
Outstanding as of December 31, 2000                        1,500,000            $  0.86
                                                          ==============       ===============
   Granted                                                   235,000               0.38
   Exercised                                                    -                  -
   Forfeited                                                 318,600               0.83
                                                          --------------       ---------------
Outstanding as of December 31, 2001                        1,416,400               0.78
Options exercisable at year-end                            1,212,400            $  0.80
                                                          ==============       ===============

                                                                            Weighted Average
                                                          Shares            Fair Value
                                                          ------------      ----------------------
Weighted average fair value of options granted               235,000            $  0.18
                                                          ==============       ===============
     during the year at market

The following table summarizes information about the options outstanding at December 31, 2001:

                    Options Outstanding                                 Options Exercisable
                    ------------------------------------------------   ------------------------------------
                                      Weighted
                        Number         Average          Weighted            Number
                    Outstanding at    Remaining          Average          Exercisable at    Weighted
        Exercise      December 31,  Contractual Lives   Exercise           December 31,      Average
        Prices            2001          (years)          Price                2001         Exercise Price
-----------------------------------------------------  -------------   ------------------------------------
         $.35                16,000      4.13                                   11,000
        $.375               600,000      4.00                                 450,000
         $.45                34,000      2.17                                  34,000
         $.55                25,000      2.24                                  25,000
        $ .75             1,061,400      2.11                                1,061,400
        $1.00               100,000      3.95                                   65,000
        $2.00               555,000      3.91                                  305,375
        $4.00                10,000      2.11                                   10,000
                      --------------   ---------      -----------        ---------------   ---------
                          2,401,400      3.09            $0.96               1,961,775       $0.87
                      ==============   =========      ===========        ===============   =========

Awards under the Plan consist of stock options (both non-qualified options and options that qualify as "Incentive Stock Options" under Section 422 of the IRC of 1986, as amended), as described in the Plan.

For the years ended December 31, 2001 and 2000, compensation expense related to stock options issued to non-employees of $46,717 and $50,880, respectively, was recognized in the accompanying consolidated statements of operations. The remaining unamortized unearned compensation at December 31, 2001 and 2000, was $327 and $7,574, respectively.

For the years ended December 31, 2001 and 2000, compensation expense related to warrants issued to non-employees of $39,000 and $0, respectively, was recognized in the accompanying consolidated statements of operations. There was no unearned compensation expense at December 31, 2001 or 2000.

10    SUPPLEMENTAL CASH FLOW DISCLOSURES

The Company's non-cash investing and financing activities were as follows as of December 31, 2000:

                                                                  Amount
                                                                  -------------
Acquisitions:
   Fair value of assets acquired                                  $2,749,387
   Cash paid, net of cash received                                (2,080,151)
   Issuance of common stock                                         (250,000)
                                                                  -------------
Liabilities assumed                                               $  419,236
                                                                  ==============

11    SUBSEQUENT EVENTS (UNAUDITED)

        Effective January 7, 2002, the Company and Anthony Ruben, the Company's CFO, entered into an amendment to Mr. Ruben's employment agreement whereby the option threshold with respect to Mr. Ruben's "Event Payment" was reduced to $0.375 from $2.00. The net effect of this amendment reduces the upper price range where he would no longer be entitled to the Event Payment shares from approximately $6.00 per share to approximately $4.375 per share.

        On February 5, 2002, Michael J. Etchison, a non-related party, provided the Company with a line of credit in the principal amount of $250,000 ("Loan") secured by the assets of the Company. Under the Loan, the Company can borrow up to $250,000 with interest payable monthly at a rate of approximately 5% over prime at anytime up to March 1, 2003, unless renewed by the parties.

        In accordance with the terms of the Loan, the Company issued to Mr. Etchison a commitment warrant to purchase 75,000 shares of the Company's common stock, $.001 par value, exercisable at anytime within 5 years at an exercise price of $0.30 per share. In addition, contemporaneous with each draw down, the Company will issue and deliver to Mr. Etchison a warrant to purchase that number of shares of the Company's common stock that equals 50% of the principal amount of each draw down. For example, if the Company draws down $100,000 on the Loan, the Company will issue and deliver to Mr. Etchison a coverage warrant to purchase 50,000 Shares. The term of these coverage warrants is five years and the exercise price is: (i) if all or any portion of the warrant is exercised within six (6) months of its issue date, then the exercise price will be $0.50 per share; or, (ii) at anytime after six (6) months from its issue date the exercise price will be equal to 80% of the "Fair Market Value" of one share of Lender's common stock. Notwithstanding, in no event shall the conversion price be less than $0.30 per share.

        The proceeds from the Loan, after deduction of loan closing costs, shall be used by the Company for working capital and marketing. All underlying securities carry customary "piggyback" registration rights. Parties interested in this transaction are encouraged to review Item 5 and the attached exhibits of our Form 8-K filed with the SEC on March 5, 2002.

                                 EXHIBIT INDEX
                              -------------------

Exhibit No.                          Description
-----------                          -----------

    2.6     SETTLEMENT AND ASSET PURCHASE AGREEMENT made effective as of
            July 1, 2001 (the  "Effective Date") by and among Compass
            Knowledge Holdings, Inc. ("Compass"), Educators' Learning Network, Inc. f/k/a Jamita, Inc. ("ELNet"), Rutherford Learning Group, Inc. ("RLG") (Compass, ELNet, and RLG are hereinafter sometimes collectively referred to as the "Companies") and Michael Rutherford ("Rutherford").

    4.7 Stock Purchase Warrants issued to Pioneer Ventures Associates Limited Partners on June 27, 2001.

    10.8 Amendment to Employment Agreement effective January 7, 2002 with respect to that certain Employment Agreement entered into by and between Compass Knowledge Holdings, Inc. (the "Company") and Anthony Ruben (hereinafter, "Employee"), dated May 1, 2000.

    10.9 TERMINATION AND SETTLEMENT AGREEMENT (hereinafter referred to as the "Agreement"), entered into effective March 16, 2001 (the "Effective Date"), by and between Compass Knowledge Holdings, Inc. ("Compass") and Ramsey Hashem ("Hashem") and the ADDENDUM TO THAT CERTAIN TERMINATION AND SETTLEMENT AGREEMENT dated March 16, 2001 (the "Addendum"), entered into effective June 1, 2001 (the "Effective Date"), by and between Compass and Hashem .