Form 10QSB
period 2002-03-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2002-05-08
CIK 1102908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-29615

COMPASS KNOWLEDGE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0471549 (IRS Employer Identification Number)

2710 Rew Circle, Suite 100
Ocoee, Florida 34761
(Address of principal executive offices including zip code)

(407) 573-2000
(Registrant’s telephone number, including area code)

(407) 656-7585
(Registrant’s facsimile number, including area code)

www.Compassknowledge.com
(Registrant’s website address)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

There were 15,861,250 shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 8, 2002.

COMPASS KNOWLEDGE HOLDINGS, INC.

FORM 10-QSB
For the Quarter ended March 31, 2002

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in Thousands)
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$322	$481
Accounts receivable, net of allowance for doubtful accounts of $20 & $0 at March 31, 2002 and December 31, 2001, respectively	466	91
Note receivable	75	75
Prepaid expenses	177	132
Other assets, net	672	580

Total Current assets	1,712	1,359

PROPERTY AND EQUIPMENT, net	269	272
GOODWILL, net	4,167	4,135
OTHER ASSETS, net	765	779

Total assets	$6,913	$6,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$764	$731
Deferred student fees	972	689
Note payable-current portion	50	50

Total current liabilities	1,786	1,470

Total liabilities	1,786	1,470

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, 2,000 shares issued and outstanding	1,667	1,667
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,861,250 and 15,861,250 shares issued and outstanding at March 31, 202 and December 31, 2001 respectively	16	16
Additional paid-in-capital	6,019	5,985
Unearned compensation	(0)	(0)
Accumulated deficit	(2,575)	(2,593)

Total stockholders’ equity	5,127	5,075

Total liabilities and stockholders’ equity	$6,913	$6,545

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002	2001
TOTAL REVENUE
Net student fee revenue from degree programs	$811	$658
Gross student fee revenue from non-degree programs	115	259
Gross revenue from subscriptions and consulting services	401	378
Other revenue	14	4

Total revenue	1,341	1,299
INSTRUCTION COSTS AND SERVICES	278	456

Gross profit	1,063	843

OPERATING EXPENSES
Selling and promotional	142	150
General and administrative	870	1,082

Total operating expenses	1,012	1,232

INCOME (LOSS) FROM OPERATIONS	51	(389)

OTHER INCOME (EXPENSE)
Interest income	3	7
Interest expense	(1)	0

Total other income	2	7

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	53	(382)
LESS: PREFERRED STOCK DIVIDENDS	(35)	(35)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$18	$(417)

EARNINGS PER SHARE
Basic	$0.001	$(0.028)

Diluted	$0.001	$(0.028)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,861,250	14,908,132

Diluted	15,867,736	14,908,132

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in Thousands)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 & 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53	$(382)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities—
Depreciation and amortization	236	303
Amortization of unearned compensation	0	2
Stock-based compensation	33	—
Decrease (increase) in operating assets and liabilities—
Accounts receivable	(394)	(175)
Provision for losses on accounts receivable	20	—
Prepaid expenses	—	(125)
Other current assets	(44)	10
Other long-term assets	—	(0)
Accounts payable and accrued expenses	33	112
Deferred revenue	283	402

Net cash provided by (used in) operating activities	220	147

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35)	(56)
Cash payments for content development costs	(127)	(177)
Cash payments for direct marketing costs	(150)	(181)
Acquisitions, net of cash/divestiture	(32)	—

Net cash provided by (used in) investing activities	(344)	(414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	245
Proceeds from issuance of note payable	—	125
Payment of preferred dividend	(35)	(35)

Net cash provided by (used in) financing activities	(35)	335

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(159)	68
CASH AND CASH EQUIVALENTS, beginning of period	481	841

CASH AND CASH EQUIVALENTS, end of period	$322	$909

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2	$—

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Principles of Interim Statements.    The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company’s Form 10-KSB. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 11, 2002.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2.  As of March 31, 2002 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,625,400 shares of common stock and warrants to purchase 727,500 shares of common stock outstanding at March 31, 2002. The impact of the assumed conversion of the preferred stock and warrants were not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect. For the three months ended March 31, 2002, 6,486 options were included in calculating diluted earnings per share.

3.  During the quarter ended March 31, 2002, the Company granted 229,000 options to employees of the Company to purchase common stock of the Company at an exercise price of $0.24 and $0.25, which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations, since the option price was greater or equal to the market value of the Company’s common stock at the time of grant.

4.  Stock and option-based compensation expense increased $32 to $34 for the three months ended March 31, 2002 from $2 for the three months ended March 31, 2001. The period expense was the result of amortization of deferred compensation resulting from granting stock options and warrants to outside consultants and financing sources.

5.  In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include the assumed exercise of 46,018 options. Under the Treasury Method, 6,486 net shares are assumed to be issued, at an average exercise price of $0.24. The 727,500 warrants with an exercise price of $0.57 per share are excluded because the effect of the assumed conversion had an anti-dilutive effect.

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.  No provision for income taxes has been recorded for the period ending March 31, 2002, as the period’s net income has been offset by tax loss carryforwards.

7.  On February 5, 2002, Michael J. Etchison, a non-related party, provided the Company with a line of credit in the principal amount of $250,000 (“Loan”) secured by the assets of the Company. Under the terms of the Loan, the Company can borrow up to $250,000 with interest payable monthly at a rate of approximately 5% over prime at anytime up to March 1, 2003, unless renewed by the parties.

In accordance with the terms of the Loan, the Company issued to Mr. Etchison a commitment warrant to purchase 75,000 shares of the Company’s common stock, $.001 par value, exercisable at anytime within 5 years at an exercise price of $0.30 per share. In addition, contemporaneous with each draw down, the Company will issue and deliver to Mr. Etchison a warrant to purchase that number of shares of the Company’s common stock that equals 50% of the principal amount of each draw down. For example, if the Company draws down $100,000 on the Loan, the Company will issue and deliver to Mr. Etchison a coverage warrant to purchase 50,000 Company common shares. The term of these coverage warrants is five years and the exercise price is: (i) if all or any portion of the warrant is exercised within six (6) months of its issue date, then the exercise price will be $0.50 per share; or, (ii) at anytime after six (6) months from its issue date the exercise price will be equal to 80% of the “Fair Market Value” of one share of Lender’s common stock. Notwithstanding, in no event shall the conversion price be less than $0.30 per share.

The proceeds from the Loan, after deduction of loan closing costs, shall be used by the Company for working capital and marketing. All underlying securities carry customary “piggyback” registration rights. Parties interested in this transaction are encouraged to review our Form 8-K filed with the SEC on March 5, 2002.

8.  In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

ITEM2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page 12 of this Report under “Special Note Regarding Forward-Looking Statements” as well as under “Factors Affecting Operating Results And Market Price Of Securities” beginning on page 12 of this Report.

OVERVIEW

During 2001, Compass experienced a significant period of transition. In early 2001, management undertook a strategic review of its business and established the following objectives for the year: simplify the business, reduce the cost structure, including reductions in staffing, and return to a path which management believed would lead to sustainable profitability. In connection with these objectives, the Company wrote-off investments in unprofitable programs in the second quarter of 2001, exited its initiatives to develop multiple new market niches and undertook significant restructuring and other actions, which served to reduce costs and align its operation with its goals of being profitable in 2002. During the first quarter of 2002, we continued to reduce costs and combined with higher revenues and margins, were able to report a profit.

OUTLOOK

The Company intends to increase sales growth by investing in its core products and services through the adoption of a more aggressive execution, pricing and marketing strategy in 2002. At the same time, the Company intends to continue to develop and refine its technology solutions and consulting business as a complement to its core offerings. Likewise, the Company will continue to pursue accretive and synergistic alliances and acquisitions. Likewise, the Company is in the process of negotiating with several capital sources in anticipation of raising additional capital for the primary purpose of providing additional marketing capital and to close certain identified acquisitions. Based on this strategy, the Company expects to be profitable in 2002. This prospect is based, in part, on management’s expectation of increased revenues in our degree, subscription and consulting businesses, combined with lower levels of general and administrative spending compared to 2001 and the adoption of FASB 142, which will eliminate the requirement to amortize our goodwill. Actual results may vary depending on the Company’s results of operations.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Compass’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, student attrition rates, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 2 to our annual audited consolidated financial statements included in Form 10-KSB filed with the SEC on March 11, 2002. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Our significant accounting policies include:

•	Revenue Recognition. The Company offers consulting services and three types of educational programs: degree programs, non-degree programs, and subscription-based programs.

For degree programs, in which the Company’s University Partners are responsible for course curricula and for conferring a degree, the Company receives a stated percentage of student fees. For these degree programs, the Company currently records as revenues only the stated percentage of the student fees paid to the Company by the University Partners. For non-degree programs, in which the Company is responsible for course curricula, the Company records all student fees as gross revenue. For both degree and non-degree programs, student fees are usually paid prior to the student’s attendance of the program. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar. The Company has based its revenue recognition policy on recent guidance by the Securities and Exchange Commission (SEC) and the Emerging Issues Task Force (EITF), in EITF Issue No. 99-19, “Reporting Revenue Gross versus Net,” regarding the recognition of gross versus net revenues for Internet-based entities.

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

•
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

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising and other direct marketing costs, which are deferred and amortized over their expected period of future benefits. Direct–response advertising consists primarily of marketing materials mailed to potential students, which include direct response cards. Other direct marketing costs consist primarily of brochures and mailing lists, which will be utilized over future periods. The deferred costs of the marketing and advertising are amortized over 12 months.

•
Financial Accounting Standards.    In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. This statement requires all business combinations to be accounted for using the purchase method of accounting and continues the recognition of goodwill as an asset.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement does not permit amortization of goodwill as was previously required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under SFAS 142, goodwill will be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges will be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach applies to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. As a result, the Company has stopped amortizing goodwill. However, it is possible that in the future, we would incur less frequent, but larger, impairment charges related to the goodwill already recorded as well as any goodwill arising out of future acquisitions. It is difficult to predict whether our future earnings may be subject to significant volatility, particularly on a period-to-period basis.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires the recognition of an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they are incurred.

The changes in these rules may have a significant impact on our financial results.

RESULTS OF OPERATIONS

Set forth below is certain of our selected consolidated financial and operating information for the three months ended March 31, 2002 and the comparable period in 2001, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months ended March 31
	2002	2001
	(in thousands, except share and per share amounts)
Total revenue	$1,341	$1,299
Gross profit	$1,063	$843
Earnings Before Interest, Tax, Depreciation and Amortization	$289	$(79)
Income (Loss) before Preferred Dividends	$53	$(382)
Earnings (Loss) per share, basic	$0.001	$(0.028)
Earnings (Loss) per share, diluted	$0.001	$(0.028)
Weighted average shares outstanding
Basic	15,861,250	14,908,132
Diluted	15,867,736	14,908,132

At March 31, 2002
Working Capital	$(74)
Total Current Assets	$1,712
Total Property and Equipment, net	$269
Total Current Liabilities	$1,786
Stockholders’ Equity	$5,127

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Total revenues increased by $42 to $1,341 for the three months ended March 31, 2002, from $1,299 in the comparable 2001 period, representing an increase of 3.2%. Revenues increased in degree programs and subscriptions and consulting services compared to the year ago period. Degree program revenue increased by $153, or 23.3%, to $811 for the three months ended March 31, 2002 from $658 in the comparable 2001 period. Consulting revenue increased by $115, or 243%, to $162 for the three months ended March 31, 2002 from $47 in the year ago period. Non-degree program revenue declined $144, or 55.4%, to $115 in the three months ended March 31, 2002 from $259 in the year ago period. The decrease in non-degree revenues is due to timing, as a seminar held during the first quarter of 2001 will be held during the second quarter of 2002, and lower recruitment for a January seminar during the uncertain period following the September 11, 2001 attacks on the Pentagon and World Trade Center. Product revenues from our Educators’ Learning Network subsidiary (“eLNet”) declined by $80, or 23.9%, to $251 in the three months ended March 31, 2002 from $331 in the comparable 2001 period. Lower hardware revenue partially offset by a lower renewal rate from a major customer accounted for the majority of the decrease.

Gross Profit increased $220, or 26.2%, to $1,063 for the three months ended March 31, 2002 from $843 in the comparable 2001 period, primarily due to higher contributions from degree programs and consulting contracts, partially offset by lower non-degree and eLNet margins. For the three months ended March 31, 2002, our gross profit margin increased to 79.3%, compared to 64.8% in the comparable 2001 period, reflecting the impact of high margin consulting revenues and higher margins in our degree business.

Operating expenses decreased by $220, or 17.8%, to $1,012 for the three months ended March 31, 2002 from $1,232 in the comparable 2001 period. The decrease was primarily due to lower amortization payments from the adoption of FASB 142, lower payroll costs driven by two officers and one service provider waiving their salaries and payments for February and March and lower technology, legal and accounting costs. Partially offsetting the decline in operating expenses was a bad debt expense and allowance for eLNet.

Net interest income decreased $5, or 69.8%, to $2 for the three months ended March 31, 2002 from $7 in the year ago period.

As a result of the increase in sales, improvement of margins and reduction in operating expenses, net income before preferred dividends increased by $435, resulting in net income before preferred dividends of $53 for the three months ended March 31, 2002 compared with a net loss before preferred dividends of $382 in the comparable 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash amounted to $322 at March 31, 2002, compared to $481 at December 31, 2001. The net cash provided by our operations was $220 during the three months ended March 31, 2002 compared with $147 in the comparable 2001 period. In the second quarter of 2001, we began accounting for capitalized direct marketing and content development costs as investing activities. These costs totaled $277 for the three months ended March 31, 2002 and $358 in the year ago period. Therefore, these costs are not included as a use of cash from operating activities for the three months ending March 31, 2002 and March 31, 2001.

We used $344 in investing activities in the three months ended March 31, 2002 compared with $414 in the year ago period.

SEASONALITY

We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments and course completion. We typically offer courses during all three semesters (fall—August through December; spring—December through April; and summer—May through August) of the school year. The summer semester typically experiences lower enrollment of new students as well as an increase in the number of students taking a “break” from their programs thereby resulting in lower revenues. Accordingly, costs and expenses historically increase as a percentage of revenues as a result of certain fixed costs not significantly affected by the seasonal summer semester declines in net revenues. Changes in the start and finish dates of courses also impact the quarter in which revenue is recognized and impact comparability on a year-to-year basis. We anticipate that these seasonal trends will continue in the future.

RISK FACTORS

Special Note Regarding Forward-Looking Statements and Risk Factors

Certain statements in this Form 10-QSB contain forward-looking statements. Forward-looking statements are any statements other than statements of historical fact. Examples of forward-looking statements include projections of earnings, revenues or other financial items, statements of the plans and objectives of management for future operations, and statements concerning proposed new products and services, and any statements of assumptions underlying any of the foregoing. In some cases, you can identify forward-looking statements by the use of words such as may, will, expects, should, believes, plans, anticipates, estimates, predicts, potential, or continue, and any other words of similar meaning.

Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected operating efficiencies and cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can’t be reduced; the acquisition of businesses or the launch of new lines of business, which could increase operating expenses and dilute operating margins; the inability to raise additional capital or to attract new customers; increased competition, which could lead to negative pressure on the Company’s pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; costs associated with the Company’s initiatives to upgrade its technology platforms or the failure of the Company to successfully complete that initiative; and to the general risks associated with the Company’s businesses.

FACTORS AFFECTING OPERATING RESULTS AND MARKET PRICE OF SECURITIES

You should consider the risks described below before making an investment decision. We believe that the risks and uncertainties described below are the principal material risks facing our company as of the date of this Form 10-QSB. In the future, we may become subject to additional risks that are not currently known to us. Our business, financial condition or results of operations could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of the following risks.

Our Limited Operating History and The Emerging E-Learning Market Makes it Difficult To Evaluate Our Business and Future Prospects.

We commenced operations in November 1993 and did not begin to generate significant revenues until fiscal 1999. For the year ended December 31, 2001, we had revenues of $5.4 million and net losses before preferred dividends of $1.1 million. We are still in the early stages of our development, which, when combined with the emerging e-learning market, and general economic factors affecting the education sector, make it difficult to evaluate our business or our prospects. Because of these factors, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, and the uncertainty regarding the acceptance of e-learning, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

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

In addition, if the expected number of students do not sign up for a course, our ability to recognize revenues will be delayed, which could also harm our operating results in any quarter. Student registration depends in large part on our marketing and promotional activities. If we fail to take necessary measures to achieve enrollment in our courses, our ability to recognize revenues, and therefore our operating results, could be harmed. Likewise, our prospects for growth will be delayed and adversely affected if we are unable to raise additional capital to fuel our marketing efforts.

In any Quarter, a Delay In Receiving Payment from a Content Partner or Customers Could Harm Our Performance.

We expect that we will continue to depend upon a small number of content partners with respect to our degree programs and several school districts with respect to some of our training and certificate programs for a significant portion of our revenues. As a result, our operating results could suffer if we lose any of these partners/schools or if these partners/schools delayed payment in any future period. For example, in fiscal 2001, our largest content partner accounted for 51.5% of our total revenues. We expect that the University of Florida will account for a significant portion of our revenues at least through fiscal 2003.

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

To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of the working profession seeking to use our e-learning solutions. The quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses by incorporating subject matter expertise provided by our content partners and third party content developers into our e-learning delivery model. The quality of our courses depends on receiving content and cooperation from our content partners, subject matter experts, and third-party content developers. If we do not receive materials from these sources in a timely manner, we may not be able to develop or deliver specialized courses to our customers in the expected time frame. Even if we do receive necessary materials from third parties, our employees and consultants must complete their work in a timely manner or we will not meet customer expectations. In the past, we have experienced delays in obtaining access to experts, which has contributed to a longer development cycle and inefficient allocation of our resources. Any prolonged delays, even when caused by our customers, can result in failure to satisfy a customer’s demands and damage our reputation.

The Growth of Our Business Requires Wide Acceptance of E-Learning Solutions.

The market for e-learning solutions is still developing and is rapidly evolving. A number of factors could impact the acceptance of our e-learning solutions, including:

•	historic reliance on traditional education methods;

•	limited allocation of our customers’ and prospective customers’ education budgets to e-learning; and

•	ineffective use of distance learning solutions.

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

The Length and Variability of Our Sales Cycle May Make Our Operating Results Unpredictable and Volatile.

The period between our initial contact with a potential customer and the adoption or first purchase of our solution by that customer typically ranges from three to nine months. In some cases, the cycle has extended for up to two years. Because we rely on adoption of our solution by our knowledge partners and large sales with respect to some of our training and certificate programs for a substantial portion of our revenues, these long sales cycles can adversely effect our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include the time periods required for:

•	our education of potential customers about the benefits of our distance learning solutions;

•	our potential customers’ assessment of the value of distance learning solutions compared to traditional educational solutions;

•	our potential customers’ evaluation of competitive distance learning solutions; and

•	our potential customers’ internal budget and approval processes.

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

The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. In recent months e-learning has received more attention and numerous new companies have entered the market. As a result, customers and potential customers have more choices. This challenges us to distinguish our offerings. If we fail to adapt to changes and the increased competition in our industry, we may lose existing customers or fail to gain new customers. No single competitor accounts for a dominant market share, yet competition is intense. We compete primarily with:

•	third-party suppliers of instructor-led education and learning;

•	universities and internal education departments; and

•	other suppliers of technology-based learning solutions.

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

To succeed, we must continue to expand our course offerings, upgrade our technology and distinguish our solutions. In order to do so in the short term, we will be required to raise additional capital. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in raising capital or course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers as they demand more value for their learning related expenditures. Increased competition, or our inability to compete successfully against current and future competitors, could reduce operating margins, loss of market share and thought leadership resulting in a diminution of our brand.

We Could Inhibit Increases In Our Revenues If We Do Not Increase Our Marketing.

To date, substantially all of our sales have been made through direct marketing and sales efforts. We believe that we will need to expand our marketing and diversify our sales efforts to be successful. In order to do so in the short term, we must raise additional capital. If we do not increase our marketing efforts and develop indirect sales channels, we may miss sales opportunities. We currently have a very limited ability to invest in personnel and marketing activities and to develop indirect sales channels.

We Have Restructured Our Operations in Order to Reduce Operating Expenses Which Could Adversely Affect Our Ability to Grow.

Because of our limited working capital, we have restructured our operations to primarily concentrate on our core competencies to provide, among other things, specialized expertise in consulting, content repurposing and development, and marketing in our primary market niches. Management will continue to monitor these adjustments in fiscal 2002 and will make additional adjustments within our organization, if necessary. The transition issues associated with this restructuring may recur, and our revenue growth rates may decline and expenses may increase in future quarters.

A Failure to Manage Our Growth Could Adversely Affect Our Business.

Our strategy is to grow aggressively, both internally and through acquisitions. This strategy will place significant demands on our limited financial, operational, and management resources and will expose us to a variety of risks. Our growth has resulted in an increase in the level of responsibility for our key personnel. Expenses arising from our efforts to integrate our recent acquisitions, develop new products, or increase our existing market penetration could have an adverse impact on our business, results of operations, and financial condition.

We May Engage in Acquisitions, and We May Be Unable to Integrate any New Operations, Technologies, Products or Personnel.

As part of our business strategy, we expect to engage in joint ventures and alliances as well as to continue to acquire businesses that offer complementary products, services and technologies. Any ventures, alliances, acquisitions or investments will be accompanied by certain risks. These risks include, among other things, the:

•	expenditures of cash which may reduce our cash reserves to critical levels,

•	difficulty of assimilating the operations and personnel of the targeted businesses,

•	potential disruption of our ongoing business,

•	distraction of management from our core business,

•	inability of management to maximize our financial and strategic position,

•	increase in general and administrative expenses,

•	expansion of management information systems,

•	need for greater facilities requirements,

•	increase in overall headcount,

•	maintenance of uniform standards, controls, procedures and policies, and

•	impairment of relationships with employees and clients as a result of any integration of new management personnel

Any of these factors could have a material adverse effect on our business, results of operations or financial conditions, particularly in the case of a larger acquisition.

Consideration paid for future acquisitions could be in the form of:

•	cash,

•	stock,

•	rights to purchase stock

•	convertible promissory notes, or

•	a combination of the above types of consideration.

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

Our Stock Price Will Likely Continue To Be Volatile.

The market price of our common stock has experienced significant decreases in value and fluctuations over the last year and one-half and may continue to fluctuate significantly. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	unanticipated adverse market conditions,

•	actual or anticipated variations in quarterly results of operations,

•	changes in our intellectual property rights or our competitors,

•	announcements of technological innovations,

•	our introduction or elimination of new programs, products or services or changes in product pricing by our competitors,

•	changes in financial estimates,

•	announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors,

•	additions or departures of key personnel,

•	increased needs for operating capital, and

•	regulatory changes or interpretations.

The stock prices for many companies in the education sectors have experienced wide fluctuations and significant decreases, which often have been unrelated to their operating performance. We believe that these fluctuations have adversely affected the market price of the e-learning sector and our common stock.

Possible Sales of Securities by Current Shareholders May Have Depressive Effect On Market.

There are currently approximately 6,900,000 shares of the Company’s common stock outstanding which are either freely tradable or may be traded as “restricted securities” pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company’s common stock.

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

Our Operating Results Are Likely To Fluctuate Significantly And May Be Below Expectations.

The following factors may affect our quarterly, as well as our annual, operating results:

•	our ability to attract and retain colleges, universities, associations and companies;

•	our ability to successfully implement our proposed distributed learning programs;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business;

•	our introduction of new or enhanced services and products, and similar introductions by our competitors;

•	our ability to upgrade and develop our systems and infrastructure;

•	our ability to attract, motivate and retain personnel;

•	our lack of operating capital and inability to raise additional capital at reasonable prices; and

•	technical difficulties in delivering our services.

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

We Have A History of Losses and No Assurance Can Be Given of Return to Profitability.

Prior to expanding our infrastructure and business in fiscal year 2000, the Company was profitable, but during the fiscal years 2000 and 2001, the Company was unable to generate revenue sufficient to offset these additional expenses and charges. Consequently, the Company sustained substantial losses in 2001. Net losses for the twelve (12) months ended December 31, 2001 were approximately $1.1 million ($1.2 million after preferred dividends) or $(0.078) per share. The loss was primarily due to personnel increases and development of new programs. While no assurance can be given, we believe our current team is largely adequate to support our planned growth. Therefore, we expect that general and administrative costs will not materially increase this year. In addition to personnel and infrastructure, marketing and related expenses, increased over the year ago period reflecting our aggressive efforts to establish and grow new programs. And while we were profitable in the first quarter of this year, there can be no assurance that the Company will be able to maintain the level of revenues needed to sustain profitability.

Our Future Capital Needs; Potential Need for Additional Financing.

While we presently have a limited amount of working capital, we believe that our current cash position and recently acquired line of credit, together with the expected revenues of the Company will be sufficient to provide the Company with capital sufficient to fund our required working capital needs for the fiscal year 2002. To insure that we have sufficient cash for operations certain of our officers and third party consultants have agreed to waive compensation and service payments for up to six months. In addition, in order to expand our business or make acquisitions we will be required to raise additional capital. If the Company needs to raise additional financing, there can be no assurance that such funds will, in fact, be available or if available will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company or that future funds will be sufficient to meet such needs. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

Because of our current cash position, we will be unable in the near term to continue to develop new product offerings, expand our infrastructure and acquire new companies and businesses for which cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time, it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from employee and other infrastructure costs related to such termination or discontinuation of such programs, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate certain members of our staff and infrastructure costs and expenses related to such terminated or discontinued programs.

We Have Limited Marketing and Sales Capability Which Limits Our Ability to Increase Revenues.

The Company has limited internal business development, marketing and sales resources and personnel. In order to market its new offerings and any products it may develop, the Company will have to expand its marketing and sales force with technical expertise and distribution capability (or out source such duties to independent contractors). There can be no assurance that the Company will be able to expand its sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any new products or offerings it may develop. There can be no assurance that the Company will be able to recruit and retain skilled business development, sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company’s business development, marketing and sales efforts will

Authorization and Discretionary Issuance of Preferred Stock Could Adversely Affect the Voting Power or Other Rights of Our Stockholders.

The Company’s Articles of Incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, which could adversely affect the voting power or other rights of the holders of the Company’s common stock, substantially dilute the common shareholder’s interest and depress the price of the Company’s common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Moreover, the substantial amount of outstanding options and number of warrants, and their terms of conversion may discourage or prevent an acquisition of the Company.

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

PART II—OTHER INFORMATION

ITEM 2—CHANGES IN SECURITIES

On February 5, 2002, Michael J. Etchison, a non-related party, provided the Company with a line of credit in the principal amount of $250,000 (“Loan”) secured by the assets of the Company. Under the Loan, the Company can borrow up to $250,000 with interest payable monthly at a rate of approximately 5% over prime at anytime up to March 1, 2003, unless renewed by the parties.

In accordance with the terms of the Loan, the Company issued to Mr. Etchison a commitment warrant to purchase 75,000 shares of the Company’s common stock, $.001 par value, exercisable at anytime within 5 years at an exercise price of $0.30 per share. In addition, contemporaneous with each draw down, the Company will issue and deliver to Mr. Etchison a warrant to purchase that number of shares of the Company’s common stock that equals 50% of the principal amount of each draw down. For example, if the Company draws down $100,000 on the Loan, the Company will issue and deliver to Mr. Etchison a coverage warrant to purchase 50,000 Shares. The term of these coverage warrants is five years and the exercise price is: (i) if all or any portion of the warrant is exercised within six (6) months of its issue date, then the exercise price will be $0.50 per share; or, (ii) at anytime after six (6) months from its issue date the exercise price will be equal to 80% of the “Fair Market Value” of one share of Lender’s common stock. Notwithstanding, in no event shall the conversion price be less than $0.30 per share.

The proceeds from the Loan, after deduction of loan closing costs, shall be used by the Company for working capital and marketing. All underlying securities carry customary “piggyback” registration rights. Parties interested in this transaction are encouraged to review Form 8-K filed with the SEC on March 5, 2002.

In connection with this transaction we relied on the exemptions from registration provided by Section 4(2) of the Securities Act.

ITEM 5—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits

None.

(b)  Reports on Form 8-K

A Form 8-K filed by the Company on March 5, 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS KNOWLEDGE HOLDINGS, INC.

By:	/s/ ROGERS W. KIRVEN, JR.
Chief Executive Officer and Director

Date:    May 8, 2002

By:	/s/ ANTHONY RUBEN
Chief Financial Officer and Treasurer

Date:    May 8, 2002