Form 10QSB/A
period 2002-03-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2002-08-14
CIK 1102908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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
Yes ☒ No ☐

             There were 15,861,250 shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 14, 2002.

EXPLANATORY NOTE

            This Amendment No. 1 is being filed for the purpose of presenting the Company’s adoption of the provisions of the Statement of Financial Accounting Standards No 142, Goodwill and Other Intangible Assets, whereby the Company completed its initial assessment of previously recognized goodwill during the second quarter of 2002 with respect to certain previously acquired subsidiaries. No other changes are being made by means of this filing.

COMPASS KNOWLEDGE HOLDINGS, INC.
FORM 10-QSB/A
For the Quarter ended March 31, 2002

SIGNATURE	23

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)
AS OF MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31, 2002		December 31, 2001

	(Unaudited)		(Audited)
	As Previously Reported	As Restated	As Previously Reported	As Restated

ASSETS
CURRENT ASSETS:
Cash	$322	$322	$481	$481
Accounts receivable, net of allowance for doubtful accounts of $20 & $0 at March 31, 2002 and December 31, 2001, respectively	466	466	91	91
Note receivable	75	75	75	75
Prepaid expenses	177	177	132	132
Other assets, net	672	672	580	580

Total current assets	1,712	1,712	1,359	1,359
PROPERTY AND EQUIPMENT, net	269	269	272	272
GOODWILL, net	4,167	2,167	4,135	4,135
OTHER ASSETS, net	765	765	779	779

Total assets	$6,913	$4,913	$6,545	$6,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$764	$764	$731	$731
Deferred student fees	972	972	689	689
Note payable-current portion	50	50	50	50

Total current liabilities	1,786	1,786	1,470	1,470

Total liabilities	1,786	1,786	1,470	1,470
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, 2,000 shares issued and outstanding	1,667	1,667	1,667	1,667
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,861,250 and 15,861,250 shares issued and outstanding at March 31, 2002 and December 31, 2001 respectively	16	16	16	16
Additional paid-in-capital	6,019	6,019	5,985	5,985
Unearned compensation	(0)	(0)	(0)	(0)
Accumulated deficit	(2,575)	(4,575)	(2,593)	(2,593)

Total stockholders’ equity	5,127	3,127	5,075	5,075

Total liabilities and stockholders’ equity	$6,913	$4,913	$6,545	$6,545

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	2002		2001

	As Previously Reported	As Restated	As Previously Reported	As Restated

TOTAL STUDENT FEE REVENUE
Net student fee revenue from degree programs	$811	$811	$658	$658
Gross student fee revenue from non-degree programs	115	115	259	259
Gross revenue from subscriptions and consulting services	401	401	378	378
Other revenue	14	14	4	4

Total revenue	1,341	1,341	1,299	1,299
INSTRUCTION COSTS AND SERVICES	278	278	456	456

Gross profit	1,063	1,063	843	843

OPERATING EXPENSES
Selling and promotional	142	142	150	150
General and administrative	870	870	1,082	1,082

Total operating expenses	1,012	1,012	1,232	1,232

LOSS FROM OPERATIONS	51	51	(389)	(389)

OTHER INCOME (EXPENSE)
Interest income	3	3	7	7
Interest expense	(1)	(1)	0	0

Total other income	2	2	7	7

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	53	53	(382)	(382)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(2,000)	—	—

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	53	(1,947)	(382)	(382)
LESS: PREFERRED STOCK DIVIDENDS	(35)	(35)	(35)	(35)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$18	$(1,982)	$(417)	$(417)

EARNINGS PER SHARE
Basic	$0.001	$(0.125)	$(0.028)	$(0.028)

Diluted	$0.001	$(0.125)	$(0.028)	$(0.028)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,861,250	15,861,250	14,908,132	14,908,132

Diluted	15,867,736	15,867,736	14,908,132	14,908,132

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in Thousands)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 & 2001

	2002		2001

	As Previously Reported	As Restated	As Previously Reported	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends	$53	$(1,947)	$(382)	$(382)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities-
Depreciation and amortization	236	236	303	303
Transitional goodwill impairment loss	—	2,000	—	—
Amortization of unearned compensation	0	0	2	2
Stock-based compensation	33	33	—	—
Decrease (increase) in operating assets and liabilities-
Accounts receivable	(394)	(394)	(175)	(175)
Provision for losses on accounts receivable	20	20	—	—
Prepaid taxes	1	1	—	—
Prepaid expenses	—	—	(125)	(125)
Other current assets	(44)	(44)	10	10
Other long-term assets	—	—	(0)	(0)
Accounts payable and accrued expenses	33	33	112	112
Deferred revenue	283	283	402	402
Accrued Dividends	—	—	—	—

Net cash provided by (used in) operating activities	220	220	147	147

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35)	(35)	(56)	(56)
Cash payments for content development costs	(127)	(127)	(177)	(177)
Cash payments for direct marketing costs	(150)	(150)	(181)	(181)
Acquisitions, net of cash/divestiture	(32)	(32)	—	—

Net cash provided by (used in) investing activities	(344)	(344)	(414)	(414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	—	245	245
Proceeds from issuance of note payable	—	—	125	125
Payment of notes payable to stockholders	—	—	—	—
Payment of preferred dividend	(35)	(35)	(35)	(35)

Net cash provided by (used in) financing activities	(35)	(35)	335	335

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(159)	(159)	68	68
CASH AND CASH EQUIVALENTS, beginning of period	481	481	841	841

CASH AND CASH EQUIVALENTS, end of period	$322	$322	$909	$909

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2	$2	—	—

The accompanying notes are an integral part of the consolidated financial statements

Compass Knowledge Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Principles of Interim Statements. The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company’s Form 10-KSB. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 11, 2002.

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

6.	No benefit for income taxes has been recorded for the three months ending March 31, 2002 or 2001 as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company’s ability to realize the deferred tax assets in the future.

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

8.	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. SFAS 142 requires that goodwill be allocated to reporting units and that goodwill and intangibles assets with indefinite useful lives not be amortized over their useful lives, but rather be tested for impairment upon implementation of this standard and at least annually thereafter. The transitional impairment test should be completed in the first interim period (or in case of goodwill in the first six months) of the fiscal year in which SFAS 142 is adopted, and any resulting impairment loss should be recognized as the effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS 142 is adopted should be reported as a component of income from continuing or discontinued operations, as appropriate. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements for the Company is January 1, 2002.

Effective January 1, 2002, the Company adopted the provisions of SFAS 142. In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, management believes that the carrying amount of the net assets (including goodwill) of its subsidiaries, Educators’ Learning Network, Inc. (“ELNet”) and Rutherford Learning Group, Inc. (“RLG”), exceeded their fair value as a result of the following:

•	Effective July 1, 2001, the Company and its subsidiaries, ELNet and RLG entered into a Settlement and Asset Purchase Agreement with Michael Rutherford, one of two principals in these subsidiaries, whereby (i) the

Company sold to Mr. Rutherford certain assets of RLG, and (ii) Mr. Rutherford resigned as an officer and director of both ELNet and RLG.

•	Effective as of the close of business on July 31, 2002, the Company and Dr. Larry Rowedder, the remaining principal of ELNet and RLG, were unable to reach terms with respect to his continued employment with the Company and as a result, Dr. Rowedder’s employment agreement with ELNet expired. Until such time as a suitable replacement for Dr. Rowedder is found, the Registrant’s CEO, Rogers W. Kirven, Jr., will also serve as ELNet’s CEO, the Registrant’s President, Daniel J. Devine, will also serve as ELNet’s President and Dr. Gloria Pickar will serve as Chief Education Officer for ELNet. Mr. Joel Hagy will continue to serve as ELNet’s Chief Operating Officer.

•	For the six Months ended June 30, 2002, ELNet recognized approximately $156,500 less revenue than the year-ago period.

•	For the six-month period ending June 30, 2002, these ELNet realized approximately $181,597 in net losses and approximately $275,000 in negative cash flow.

•	Over the past 12 to 18 months, the business sector in which ELNet and RLG operate, the K-12 educators’ marketplace, has experienced significant and rapid change, including without limitation, significant decreases in operating budgets, changes in customer demands, implementation of State and Federal teaching and learning standards, decreases in private sector funding for education products and services, and delays and transition issues with respect to education reform and Federal funding as initiated with the “No Child Left Behind Act of 2001,” all of which have resulted in longer sale cycles, increased customer attrition and longer than expected accounts receivable collections.

Based on the foregoing and management’s inability to predict with any reasonable degree of accuracy the future prospects of this business sector, management of the Company is of the opinion, based on the criteria set forth in SFAS 142, that a portion of the goodwill associated with the acquisition of ELNet and RLG which occurred in August of 2000 should be written-off. The fair value of ELNet and RLG was estimated by management using a combination of traditionally accepted valuation methods (i.e., multiples of revenue and EBITDA as well as discounted cash flow and industry comparables). As a result, management has recorded a transitional goodwill impairment loss of $2,000,000 as the effect of a change in accounting principle. The recognized transitional goodwill impairment loss is an estimate that has not yet been finalized due to management’s inability, at this time to predict, with any reasonable degree of accuracy, the long-term effect of the foregoing described factors. Management expects to finalize this estimate no later than the end of the year ending December 31, 2002.

A reconciliation of reported net loss available to common stockholders for the three months ended March 31, 2001 to net loss available to common stockholders adjusted for the impact of SFAS 142 over those same periods follows:

Three Months ended March 31, 2001

Reported net loss available to common stockholders	$(419)
Goodwill amortization	78

Adjusted net loss available to common stockholders	$(339)

Basic EPS
Reported net loss available to common stockholders	(0.028)
Goodwill amortization	0.005

Adjusted net loss available to common stockholders	(0.023)

Diluted EPS
Reported net loss available to common stockholders	(0.028)
Goodwill amortization	0.005

Adjusted net loss available to common stockholders	(0.023)

ITEM 2.	MANAGEMENT’ S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

             The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

            This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’ s expectations include the factors described on page 12 of this Report under “Special Note Regarding Forward-Looking Statements” as well as under “Factors Affecting Operating Results And Market Price Of Securities” beginning on page 14 of this Report.

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

OUTLOOK

            The Company intends to increase sales growth by investing in its core products and services through the adoption of a more aggressive execution, pricing and marketing strategy in 2002. At the same time, the Company intends to continue to develop and refine its technology solutions and consulting business as a complement to its core offerings. Likewise, the Company will continue to pursue accretive and synergistic alliances and acquisitions. Likewise, the Company is in the process of negotiating with several capital sources in anticipation of raising additional capital for the primary purpose of providing additional marketing capital and to close certain identified acquisitions. Based on this strategy, the Company expects to be profitable in 2002. This prospect is based, in part, on management’ s expectation of increased revenues in our degree, subscription and consulting businesses, combined with lower levels of general and administrative spending compared to 2001 and the adoption of FASB 142, which will eliminate the requirement to amortize our goodwill. Actual results may vary depending on the Company’ s results of operations.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

            Management’ s Discussion and Analysis of Financial Condition and Results of Operations discusses Compass’ s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, student attrition rates, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies include:

•         Revenue Recognition . The Company offers consulting services and three types of educational programs: degree programs, non-degree programs, and subscription-based programs.

            For degree programs, in which the Company’ s University Partners are responsible for course curricula and for conferring a degree, the Company receives a stated percentage of student fees. For these degree programs, the Company currently records as revenues only the stated percentage of the student fees paid to the Company by the University Partners. For non-degree programs, in which the Company is responsible for course curricula, the Company records all student fees as gross revenue. For both degree and non-degree programs, student fees are usually paid prior to the student’ s attendance of the program. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar. The Company has based its revenue recognition policy on recent guidance by the Securities and Exchange Commission (SEC) and the Emerging Issues Task Force (EITF), in EITF Issue No. 99-19, “Reporting Revenue Gross versus Net,” regarding the recognition of gross versus net revenues for Internet-based entities.

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

•         Other Assets . The Company enters into long-term contracts with certain universities (the University Partners) for the development and delivery of degree programs. Costs incurred by the Company in entering into these contracts are deferred and amortized over the life of the contract, generally three to seven years.

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

•         Financial Accounting Standards . In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. This statement requires all business combinations to be accounted for using the purchase method of accounting and continues the recognition of goodwill as an asset.

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

                        Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, management believed that the carrying amount of the net assets (including goodwill) of its subsidiaries, Educators’ Learning Network, Inc. (“ELNet”) and Rutherford Learning Group, Inc. (“RLG”), exceeded their fair value. Accordingly, the Company has written-off $2,000,000 of goodwill related to ELNet and RLG. For a complete discussion of this matter, please see Note 8 to the Company’s financial statements.

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

	Three Months ended March 31 As previously reported		Three Months ended March 31 As restated

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
	2002	2001	2002		2001

Total revenue	$1,341	$1,299		$1,341	$1,299
Gross profit	$1,063	$843		$1,063	$843
Income (Loss) before Preferred
Dividends and Cumulative effect of change in accounting principle	$53	$(382)		$53	$(382)
Earnings (Loss) per share, basic	$0.001	$(0.028)		$(0.125)	$(0.028)
Earnings (Loss) per share, diluted	$0.001	$(0.028)	$	(0.125)	$(0.028)
Weighted average shares outstanding
Basic	15,861,250	14,908,132		15,861,250	14,908,132
Diluted	15,867,736	14,908,132		15,867,736	14,908,132

	At March 31, 2002 As previously reported	At March 31,2002 As restated

Working Capital	$(74)	$(74)
Total Current Assets	$1,712	$1,712
Total Property and Equipment, net	$269	$269
Total Current Liabilities	$1,786	$1,786
Stockholders’ Equity	$5,127	$3,127

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

            As a result of the increase in sales, improvement of margins and reduction in operating expenses, net income before preferred dividends and the cumulative effect of change in accounting principle increased by $435, resulting in net income before preferred dividends and the cumulative effect of change in accounting principle of $53 for the three months ended March 31, 2002 compared with a net loss before preferred dividends and cumulative effect of change in accounting principle of $382 in the comparable 2001 period.

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

ADOPTION OF NEW ACCOUNTING STANDARDS WILL HAVE AN ADVERSE AFFECT ON THE COMPANY’S FINANCIAL STATEMENTS AND MAY HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS AND FINANCIAL CONDITION

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

            Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, the Company has experienced a loss of $2,000,000 attributed to a reduction of value with respect to the net assets (including goodwill) of its subsidiaries, Educators’ Learning Network, Inc. and Rutherford Learning Group, Inc.

            Based on a number of factors as described below and the inability of management to predict with any reasonable degree of accuracy, management of the Company is of the opinion, based on the criteria set forth in SFAS 142, that the goodwill associated with the acquisition of ELNet and RLG which occurred in August of 2000 should be adjusted downward. The fair value of ELNet and RLG was estimated by management using traditional valuation methods including industry comparables. As a result, management has recorded a transitional goodwill impairment loss of $2,000,000 as the effect of a change in accounting principle. The recognized transitional goodwill impairment loss is an estimate that has not yet been finalized due to management’s inability, at this time to predict, with any reasonable degree of accuracy, the long-term effect of the foregoing described factors. Management expects to finalize this estimate no later than by the end of the year ending December 31, 2002.

            The following factors which lead to management’s decision to reduce the net asset value of ELNet and RLG together with other factors will likely result in a material adverse impact on the Company’s operating results and financial condition. Accordingly, investors should seriously consider these factors as well as others prior to making an investment in the Company.

•	Effective July 1, 2001, the Company and its subsidiaries, ELNet and RLG entered into a Settlement and Asset Purchase Agreement with Michael Rutherford, one of two principals in these subsidiaries, whereby (i) the

Company sold to Mr. Rutherford certain assets of RLG, and (ii) and Mr. Rutherford resigned as an officer and director of both ELNet and RLG.

•	Effective as of the close of business on July 31, 2002, the Company and Dr. Larry Rowedder, the remaining principal of ELNet and RLG, were unable to reach terms with respect to his continued employment with the Company and as a result, Dr. Rowedder’s employment agreement with ELNet expired. Until such time as a suitable replacement for Dr. Rowedder is found, the Registrant’s CEO, Rogers W. Kirven, Jr., will also serve as ELNet’s CEO, the Registrant’s President, Daniel J. Devine, will also serve as ELNet’s President and Dr. Gloria Pickar will serve as Chief Education Officer for ELNet. Mr. Joel Hagy will continue to serve as ELNet’s Chief Operating Officer.

•	For the six-month period ending June 30, 2002, ELNet recognized approximately $156,500 less revenues than in the year-ago period.

•	For the six-month period ending June 30, 2002, these ELNet realized approximately $181,597 in net losses and approximately $275,000 in negative cash flow.

•	Over the past 12 to 18 months, the business sector in which ELNet and RLG operate, the K-12 educators’ marketplace, has experienced significant and rapid change, including without limitation, significant decreases in operating budgets, changes in customer demands, implementation of State and Federal teaching and learning standards, decreases in private sector funding for education products and services, and delays and transition issues with respect to education reform and Federal funding as initiated with the “No Child Left Behind Act of 2001,” all of which have resulted in longer sale cycles, increased customer attrition and longer than expected accounts receivable collections.

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

The Length and Variability of Our Sales Cycle May Make Our Operating Results Unpredictable and Volatile.

            The period between our initial contact with a potential customer and the adoption or first purchase of our solution by that customer typically ranges from three to nine months. In some cases, the cycle has extended for up to two years. Because we rely on adoption of our solution by our knowledge partners and large sales with respect to some of our training and certificate programs for a substantial portion of our revenues, these long sales cycles can adversely affect our financial performance in any quarter. Factors which may contribute to the variability and length of our sales cycle include the time periods required for:

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

Possible Sales of Securities by Current Shareholders May Have Depressive Effect On Market.

            There are currently approximately 7,660,000 shares of the Company’s common stock outstanding which are either freely tradable or may be traded as “restricted securities” pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company’s common stock.

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

We Have Limited Marketing and Sales Capability Which Limits Our Ability to Increase Revenues.

            The Company has limited internal business development, marketing and sales resources and personnel. In order to market its new offerings and any products it may develop, the Company will have to expand its marketing and sales force with technical expertise and distribution capability (or out source such duties to independent contractors). There can be no assurance that the Company will be able to expand its sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any new products or offerings it may develop. There can be no assurance that the Company will be able to recruit and retain skilled business development, sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company’s business development, marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company’s business, financial condition, cash flows, and results of operations. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of the Company’s proposed business development, and marketing schedules or plans can or will be met.

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

We Are Highly Dependent Upon Management and A Loss Could Be Critical.

            The Company and its subsidiaries will be dependent to a significant extent on the continued efforts and abilities of its Chairman and Chief Executive Officer, Rogers W. Kirven, Jr., its President, Daniel J. Devine and other key employees. Notwithstanding its ownership of key-man life on Mr. Kirven, if the Company were to lose the services of such key employees before a qualified replacement could be obtained, its business and the financial affairs of the Company could be materially adversely affected.

            As noted in footnote 8 to the financial statements, effective as of the close of business on July 31, 2002, ELNet’s Chief Executive Officer, Dr. Larry Rowedder, employment with the Company expired. Until such time as a suitable replacement for Dr. Rowedder is found, the Registrant’s CEO, Rogers W. Kirven, Jr., will also serve as ELNet’s CEO, the Registrant’s President, Daniel J. Devine, will also serve as ELNet’s President and Dr. Gloria Pickar will serve as Chief Education Officer for ELNet. Mr. Joel Hagy will continue to serve as ELNet’s Chief Operating Officer.

            No assurance can be given at this time that Dr. Rowedder’s departure will not have a material adverse impact on the Company’s business and financial condition.

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

PART II – OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES

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

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A Form 8-K filed by the Company on March 5, 2002.

SIGNATURES

            In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS KNOWLEDGE HOLDINGS, INC.

Date: August 14, 2002	By:	/s/ ROGERS W. KIRVEN, JR.

Chief Executive Officer, Chief Financial Officer and Treasurer

	By:	/s/ DANIEL J. DEVINE

President and Director