Form 10QSB
period 2002-06-30
COMPASS KNOWLEDGE HOLDINGS INC
filed 2002-08-14
CIK 1102908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

COMPASS KNOWLEDGE HOLDINGS, INC.
FORM 10-QSB
For the Quarter ended June 30, 2002

SIGNATURES	25

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)
AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30, 2002	December 31, 2001

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$198	$481
Accounts receivable, net of allowance for doubtful accounts of $30 & $0 at June 30, 2002 and December 31, 2001, respectively	317	91
Note receivable	75	75
Prepaid expenses	79	132
Other assets, net	691	580

Total current assets	1,360	1,359

PROPERTY AND EQUIPMENT, net	254	272
GOODWILL, net	2,184	4,135
OTHER ASSETS, net	739	779

Total assets	$4,537	$6,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$505	$731
Deferred student fees	823	689
Note payable-current portion	—	50

Total current liabilities	1,328	1,470

Total liabilities	1,328	1,470

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, 2,000 shares issued and outstanding	1,667	1,667
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,861,250 and 15,861,250 shares issued and outstanding at June 30, 2002 and December 31, 2001 respectively	16	16
Additional paid-in-capital	6,020	5,985
Unearned compensation	—	(0)
Accumulated deficit	(4,494)	(2,593)

Total stockholders’ equity	3,209	5,075

Total liabilities and stockholders’equity	$4,537	$6,545

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

TOTAL STUDENT FEE REVENUE
Net student fee revenue from degree programs	$883	$545	$1,694	$1,203
Gross student fee revenue from non-degree programs	190	182	306	441
Gross revenue from subscriptions and consulting services	309	445	710	823
Other revenue	4	7	18	12

Total revenue	1,386	1,179	2,728	2,479
INSTRUCTION COSTS AND SERVICES	452	475	730	932

Gross profit	934	704	1,998	1,547

OPERATING EXPENSES
Selling and promotional	164	201	315	352
General and administrative	656	1,081	1,518	2,162

Total operating expenses	820	1,282	1,833	2,514

INCOME (LOSS) FROM OPERATIONS	114	(578)	165	(967)

OTHER INCOME (EXPENSE)
Interest income	3	9	7	18
Interest expense	(1)	(3)	(3)	(6)

Total other income	2	6	4	12

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	116	(572)	169	(955)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(2,000)	—

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	116	(572)	(1,831)	(955)
LESS: PREFERRED STOCK DIVIDENDS	(35)	(35)	(70)	(70)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$81	$(607)	$(1,901)	$(1,025)

EARNINGS PER SHARE
Basic	$0.005	$(0.039)	$(0.120)	$(0.068)

Diluted	$0.005	$(0.039)	$(0.119)	$(0.068)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,861,250	15,421,920	15,861,250	15,166,445

Diluted	15,918,213	15,421,920	15,925,205	15,166,445

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in Thousands)
FOR THE SIX MONTHS ENDED JUNE 30, 2002

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends	$(1,831)	$(955)

Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities-
Depreciation and amortization	493	624
Transitional goodwill impairment loss	2,000	—
Write-off Content Development	110	—
Write-off Direct Marketing	33	—
Amortization of unearned compensation	0	4
Stock-based compensation	33	78

Decrease (increase) in operating assets and liabilities-
Accounts receivable	(256)	(329)
Provision for losses on accounts receivable	30	—
Prepaid expenses	—	(100)
Other current assets	54	(6)
Other long-term assets	—	5
Accounts payable and accrued expenses	(226)	132
Deferred revenue	135	716

Net cash provided by operating activities	575	170

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(61)	(105)
Cash payments for content development costs	(287)	(232)
Cash payments for direct marketing costs	(341)	(370)
Acquisitions, net of cash/divestiture	(49)	—

Net cash provided by investing activities	(738)	(707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	293
Proceeds from issuance of note payable	—	100
Payment on notes payable	(50)	—
Payment of preferred dividend	(70)	(70)

Net cash provided by financing activities	(120)	323

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(283)	(215)
CASH AND CASH EQUIVALENTS, beginning of period	481	841

CASH AND CASH EQUIVALENTS, end of period	$198	$626

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3	$—

The accompanying notes are an integral part of the consolidated financial statements

Compass Knowledge Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Principles of Interim Statements. The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company’s Form 10-KSB. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commiss ion on March 11, 2002.

The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2.	As of June 30, 2002 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,470,400 shares of common stock and warrants to purchase 727,500 shares of common stock outstanding at June 30, 2002. The impact of the assumed conversion of the preferred stock and warrants were not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

3.	During the quarter ended June 30, 2002, the Company granted 95,000 options to employees and directors of the Company to purchase common stock of the Company at an exercise price of $0.25, which will be accounted for under APB 25. Accordingly, no compensation expense will be recognized in the statement of operations, since the option price was greater or equal to the market value of the Company’s common stock at the time of grant.

4.	Stock and option-based compensation expense decreased to $88 for the three months ended June 30, 2002 from $82,092 for the three months ended June 30, 2001. The period expense was the result of amortization of deferred compensation resulting from granting stock options and warrants to outside consultants and financing sources.

5.

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the Company has reported basic earnings per share and diluted earnings per share. The diluted weighted average common shares outstanding include the assumed exercise of 619,000 options for the three and six-month period ended June 30, 2002. The following assumptions resulted from use of the Treasury Stock Method:

	Three months ended June 30, 2002	Six months ended June 30, 2002
Net shares assumed to be issued	59,963	63,955
Average Exercise price	$0.27	$0.29

The 727,500 warrants with an exercise price ranging from $0.30 to $1.00 per share are excluded because the effect of the assumed conversion had an anti-dilutive effect.

6.	No provision for income taxes has been recorded for the period ending June 30, 2002, as the period’s net income has been offset by tax loss carryforwards. No benefit for income taxes has been recorded for the six months ending June 30, 2002 or 2001 as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company’s ability to realize the deferred tax assets in the future.

7.	On February 5, 2002, Michael J. Etchison, a non-related party, provided the Company with a line of credit in the principal amount of $250,000 (“Line of Credit”) secured by the assets of the Company. Under the terms of the Line of Credit, the Company can borrow up to $250,000 with interest payable monthly at a rate of approximately 5% over prime at anytime up to March 1, 2003, unless renewed by the parties. In accordance with the terms of the Line of Credit, the Company issued to Mr. Etchison a commitment warrant to purchase 75,000 shares of the Company’s common stock, $.001 par value, exercisable at anytime within 5 years at an exercise price of $0.30 per share.

On July 19, 2002, the Company drew down $75,000 on the Line of Credit and in connection with same, the Company issued to Mr. Etchison (i) a Promissory Note for $75,000 which will accrue interest at an annual rate equal to 4.0% over the prime rate charged at the Old National Bank of Evansville, Indiana, as adjusted from time to time; and (ii) a warrant to purchase 37,500 shares of the Company’s common stock, $.001 par value, at an exercise of $0.50, subject to adjustment, at anytime within five (5) years. The Company will pay Mr. Etchison interest only payments monthly with all accrued and unpaid interest together with the entire principal balance due on March 1, 2003. All underlying securities carry customary “piggyback” registration rights.

The proceeds from the $75,000 will be used by the Company for working capital and marketing.

8.	In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. SFAS 142 requires that goodwill be allocated to reporting units and that goodwill and intangibles assets with indefinite useful lives not be amortized over their useful lives, but rather be tested for impairment upon implementation of this standard and at least annually thereafter. The transitional impairment test should be completed in the first interim period (or in case of goodwill in the first six months) of the fiscal year in which SFAS 142 is adopted, and any resulting impairment loss should be recognized as the effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal y ear in which SFAS 142 is adopted should be reported as a component of income from continuing or discontinued operations, as appropriate. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements for the Company is January 1, 2002.

As reflected in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002, effective January 1, 2002, the Company adopted the provisions of SFAS 142. In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, management believes that the carrying amount of the net assets (including goodwill) of its subsidiaries, Educators’ Learning Network, Inc. (“ELNet”) and Rutherford Learning Group, Inc. (“RLG”), exceeded their fair value as a result of the following:

•	Effective July 1, 2001, the Company and its subsidiaries, ELNet and RLG entered into a Settlement and Asset Purchase Agreement with Michael Rutherford, one of two principals in these subsidiaries, whereby (i) the Company sold to Mr. Rutherford certain assets of RLG, and (ii) Mr. Rutherford resigned as an officer and director of both ELNet and RLG.
•	Effective as of the close of business on July 31, 2002, the Company and Dr. Larry Rowedder, the remaining principal of ELNet and RLG, were unable to reach terms with respect to his continued employment with the Company and as a result, Dr. Rowedder’s employment agreement with ELNet expired. Until such time as a suitable replacement for Dr. Rowedder is found, the Registrant’s CEO, Rogers W. Kirven, Jr., will also serve as ELNet’s CEO, the Registrant’s President, Daniel J. Devine, will also serve as ELNet’s President and Dr. Gloria Pickar will serve as Chief Education Officer for ELNet. Mr. Joel Hagy will continue to serve as ELNet’s Chief Operating Officer.

•	For the six-month period ending June 30, 2002, ELNet recognized approximately $156,500 less revenue than the year-ago period.
•	For the six-month period ending June 30, 2002, these ELNet realized approximately $181,597 in net losses (excluding the write-off of goodwill) and approximately $275,000 in negative cash flow.
•	Over the past 12 to 18 months, the business sector in which ELNet and RLG operate, the K-12 educators’ marketplace, has experienced significant and rapid change, including without limitation, significant decreases in operating budgets, changes in customer demands, implementation of State and Federal teaching and learning standards, decreases in private sector funding for education products and services, and delays and transition issues with respect to education reform and Federal funding as initiated with the “No Child Left Behind Act of 2001,” all of which have resulted in longer sale cycles, increased customer attrition and longer than expected accounts receivable collections.

Based on the foregoing and management’s inability to predict with any reasonable degree of accuracy the future prospects of this business sector, management of the Company is of the opinion, based on the criteria set forth in SFAS 142, that a portion of the goodwill associated with the acquisition of ELNet and RLG which occurred in August of 2000 should be written-off. The fair value of ELNet and RLG was estimated by management using a combination of traditionally accepted valuation methods (i.e., multiples of revenue and EBITDA as well as discounted cash flow and industry comparables). As a result, management has recorded a transitional goodwill impairment loss of $2,000,000 as the effect of a change in accounting principle. This loss was reflected in the three month period ended March 31, 2002 as presented in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002. The recognized transitional goodwill impairment loss is an estimate that has not yet been finalized due to management’s inability, at this time to predict, with any reasonable degree of accuracy, the long-term effect of the foregoing described factors. Management expects to finalize this estimate no later than the end of the year ending December 31, 2002.

A reconciliation of reported net loss available to common stockholders for the three months and six months ended June 30, 2001 to net loss available to common stockholders adjusted for the impact of SFAS 142 over those same periods is as follows:

	For the Three Months Ended June 30, 2001	For the Six Months Ended June 30, 2001

Reported net loss available to common stockholders	$(607)	$(1,025)
Goodwill amortization	78	156

Adjusted net loss available to common stockholders	$(529)	$(869)

Basic EPS
Reported net loss available to common stockholders	(0.039)	(0.068)
Goodwill amortization	0.005	0.011

Adjusted net loss available to common stockholders	(0.034)	(0.057)

Diluted EPS
Reported net loss available to common stockholders	(0.039)	(0.068)
Goodwill amortization	0.005	0.011

Adjusted net loss available to common stockholders	(0.034)	(0.057)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

             The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

            This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page 14 of this Report under “Special Note Regarding Forward-Looking Statements” as well as under “Factors Affecting Operating Results And Market Price Of Securities” beginning on page 14 of this Report.

OVERVIEW

            During 2001, Compass experienced a significant period of transition. In early 2001, management undertook a strategic review of its business and established the following objectives for the year: simplify the business, reduce the cost structure, including reductions in staffing, and return to a path which management believed would lead to sustainable profitability. In connection with these objectives, the Company wrote-off investments in unprofitable programs in the second quarter of 2001, exited its initiatives to develop multiple new market niches and undertook significant restructuring and other actions, which served to reduce costs and align its operation with its goals of being profitable in 2002. During the first and second quarters of 2002, we continued to reduce costs and combined with higher revenues and margins, were able to report a profit.

OUTLOOK

            The Company intends to increase sales growth by investing in its core products and services through the adoption of a more aggressive execution, pricing and marketing strategy. At the same time, the Company intends to continue to develop and refine its technology solutions and consulting business as a complement to its core offerings. Likewise, the Company will continue to pursue accretive and synergistic alliances and acquisitions. Likewise, the Company is in the process of negotiating with several capital sources in anticipation of raising additional capital for the primary purpose of providing additional marketing capital and to close certain identified acquisitions. Based on this strategy, the Company expects to be profitable in 2002, saving any additional downward adjustments to goodwill as discussed in Note 8 to the Company’s financial statements. This prospect is based, in part, on management’s expectation of increased revenues in our degree, subscription and consulting businesses, combined with lower levels of general and administrative spending compared to 2001. Actual results may vary depending on the Company’s results of operations.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

            Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, student attrition rates, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigati on. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

            For degree programs, in which certain universities (the “University Partners”) are responsible for course curricula and for conferring a degree, the Company receives a stated percentage of student fees. For these degree programs, the Company currently records as revenues only the stated percentage of the student fees paid to the Company by the University Partners. For non-degree programs, in which the Company is responsible for course curricula, the Company records all student fees as gross revenue. For both degree and non-degree programs, student fees are usually paid prior to the student’s attendance of the program. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar. The  Company has based its revenue recognition policy on recent guidance by the Securities and Exchange Commission (SEC) and the Emerging Issues Task Force (EITF), in EITF Issue No. 99-19, “Reporting Revenue Gross versus Net,” regarding the recognition of gross versus net revenues for Internet-based entities.

            The revenue generated by subscription services is in the form of subscription contracts with the Company. These contracts are generally for a period of two to three years. Revenue is billed for a six- or twelve-month period in advance and is recognized ratably over the billing and service period. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

            The revenues generated by consulting projects is recognized when the service procedures have been completed or applicable milestones have been achieved.

            Other Assets . The Company enters into long-term contracts with its University Partners for the development and delivery of degree programs. Costs incurred by the Company in entering into these contracts are deferred and amortized over the life of the contract, generally three to seven years.

            Under some of the long-term contracts with its University Partners, the Company is responsible for developing and delivering a degree program for the duration of the contract period. Direct external and internal costs incurred in the design and development of course content and the master copy of course materials are capitalized as content development costs. These costs are recognized as expense over a period which is the lesser of (i) five years or (ii) the term of the contract.

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

            As reflected in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, management believed that the carrying amount of the net assets (including goodwill) of its subsidiaries, Educators’ Learning Network, Inc. (“ELNet”) and Rutherford Learning Group, Inc. (“RLG”), exceeded their fair value. Accordingly, the Company wrote-off $2,000,000 of goodwill related to ELNet and RLG. For a complete discussion of this matter, please see Note 8 to the Company’s financial statements.

RESULTS OF OPERATIONS

            Set forth below is certain of our selected consolidated financial and operating information for the three and six months ended June 30, 2002 and the comparable period in 2001, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months ended June 30		Six Months Ended June 30

	(in thousands, except share and per share amounts)		(in thousands, except share and per share amounts)
	2002	2001	2002	2001

Total revenue	$1,386	$1,179	$2,728	$2,479
Gross profit	$934	$705	$1,998	$1,547
Income (Loss) before Preferred Dividends and Cumulative effect of change in accounting principle	$116	$(572)	$169	$(955)

Earnings (Loss) per share, basic	$0.005	$(0.039)	$(0.120)	$(0.068)
Earnings (Loss) per share, diluted	$0.005	$(0.039)	$(0.119)	$(0.068)

Weighted average shares outstanding
Basic	15,861,250	15,421,920	15,861,250	15,166,445
Diluted	15,918,213	15,421,920	15,925,205	15,166,445

At June 30, 2002

Working Capital	$32
Total Current Assets	$1,360
Goodwill, net	$2,184
Total Assets	$4,537
Stockholders’ Equity	$3,209

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

            Total revenues increased by $207 to $1,386 for the three months ended June 30, 2002, from $1,179 in the comparable 2001 period, representing an increase of 17.6%. Revenues increased in degree and non-degree programs compared to the year ago period. Degree program revenue increased by $338, or 62.0%, to $883 for the three months ended June 30, 2002 from $545 in the comparable 2001 period. This increase is due to the timing and increased enrollment in the Pharmacy program as well as the impact of new degree programs in the current year. Non-degree revenue increased by $8, or 4.4%, to $190 for the three months ended June 30, 2002 from $182 in the year ago period. Revenue from subscription and consulting services declined $136, or 30.6%, to $309 in the three months ended June 30, 2002 from $445 in the year ago period. This decrease is due to a decline in subscription revenues from our subsidiary, Educators’ Learning Network, Inc. (“eLNet”).

            Gross Profit increased $230, or 32.7%, to $934 for the three months ended June 30, 2002 from $704 in the comparable 2001 period, primarily due to increased overall revenues and improved gross margins. Our gross profit reflects a charge against earnings of $110 to write-off capitalized content development costs we incurred with respect to several non-degree programs that we decided not to launch in the foreseeable future as compared to $80 of write-offs in the comparable 2001 period. For the three months ended June 30, 2002, our gross profit margin increased to 67.3%, compared to 59.7% in the comparable 2001 period, reflecting the impact of more efficient delivery of our degree and non-degree programs as well as higher margins associated with our subscription and consulting services.

            Operating expenses decreased by $462, or 36%, to $820 for the three months ended June 30, 2002 from $1,282 in the comparable 2001 period. The decrease was primarily due to the elimination of goodwill amortization as a result of the adoption of FASB 142, a reduction in headcount, the waiver of salaries by certain officers and a decreased use of contract laborers.

            Net interest income decreased $4, or 66.7%, to $2 for the three months ended June 30, 2002 from $6 in the year ago period.

            As a result of the increase in sales, improvement of margins and reduction in operating expenses, net income before preferred dividends and the cumulative effect of change in accounting principle increased by $688, resulting in net income before preferred dividends and the cumulative effect of change in accounting principle of $116 for the three months ended June 30, 2002 compared with a net loss before preferred dividends and cumulative effect of change in accounting principle of $572 in the comparable 2001 period.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

            Total revenues increased by $249 to $2,728 for the six months ended June 30, 2002 from $2,479 for the comparable 2001 period, representing an increase of 10.0%. Degree program revenue increased by $491, or 40.8%, to $1,694 for the six months ended June 30, 2002 from $1,203 for the comparable 2001 period. This increase was partially offset by a decline in revenue from non-degree programs as well as revenue from subscription and consulting services. Revenue from non-degree programs declined $135, or 30.6%, to $306 for the six months ended June 30, 2002 from $441 in the year ago period. This decline is largely the result of the discontinuance of certain programs in the current year. Revenue from subscription and consulting services declined $113, or 13.7%, to $710 from $823 in the year ago period. This is due to a decline in eLNet subscription revenue of $204 which was partially offset by increased consulting services as compared to the year ago period.

            Gross profit increased 29.2% to $1,998 for the six months ended June 30, 2002 from $1,547 for the comparable 2001 period due to increased overall revenues and improved gross margins. For the six months ended June 30, 2002, our gross profit margin increased to 73.2%, compared to 62.4% in the comparable 2001 period, reflecting the impact of more efficient delivery of our degree and non-degree programs as well as our consulting and subscription services

            Operating expenses decreased by $681 to $1,833 for the six months ended June 30, 2001 from $2,514 in the comparable 2001 period, representing a decrease of 27.1%. This decrease is the result of the waiver of salaries by certain officers and a decreased use of contract laborers.

            Net interest income decreased compared with the comparable year ago period reflecting our allocation of cash reserves to the investments we made in people, programs and marketing.

            As a result of the above changes, net income before preferred dividends and the cumulative effect of change in accounting principle increased by $1,124, resulting in a net income before preferred dividends and the cumulative effect of change in accounting principle $169 for the six months ended June 30, 2002 compared with a net loss before preferred dividends and the cumulative effect of change in accounting principle of $955 in the comparable 2001 period.

            In connection with the implementation of SFAS 142 the Company recorded a transitional goodwill impairment loss of $2 million.

LIQUIDITY AND CAPITAL RESOURCES

            Our cash amounted to $198 at June 30, 2002, compared to $481 at December 31, 2001. The net cash provided by our operations was $575 during the six months ended June 30, 2002 compared with $170 in the comparable 2001 period. In the second quarter of 2001, we began accounting for capitalized direct marketing and content development costs as investing activities. These costs totaled $628 for the six months ended June 30, 2002 and $602 in the year ago period. Therefore, these costs are not included as a use of cash from operating activities for the six months ending June 30, 2002 and June 30, 2001.

            We used $738 of cash for investing activities in the six months ended June 30, 2002 compared with $707 in the year ago period.

            See Note 7 under Item 1 for a discussion regarding a line of credit provided by a non-related party. No amounts were outstanding on this note as of June 30, 2002. However, on July 19, 2002, the Company drew $75,000 on this line for working capital purposes.

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

            As reflected in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, the Company has experienced a loss of $2,000,000 attributed to a reduction of value with respect to the net assets (including goodwill) of its subsidiaries, Educators’ Learning Network, Inc. and Rutherford Learning Group, Inc.

            Based on a number of factors as described below and the inability of management to predict with any reasonable degree of accuracy, management of the Company is of the opinion, based on the criteria set forth in SFAS 142, that the goodwill associated with the acquisition of ELNet and RLG which occurred in August of 2000 should be adjusted downward. The fair value of ELNet and RLG was estimated by management using traditional valuation methods including industry comparables. As a result, management has recorded a transitional goodwill impairment loss of $2,000,000 as the effect of a change in accounting principle. This loss was reflected in the three month period ended March 31, 2002 as presented in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002. The recognized transitional goodwill impairment loss is an estimate that has not yet been finalized due to management’s inability, at this time to predict, with any reasonable degree of accuracy, the long-term effect of the foregoing described factors. Management expects to finalize this estimate no later than the year ending December 31, 2002.

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

  For the six-month period ending June 30, 2002, ELNet has recognized approximately $156,500 less revenue than the year-ago period.

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

            To be competitive, we must develop and introduce on a timely basis new course offerings, which meet the needs of the working profession seeking to use our e-learning solutions. The quality of our learning solutions depends in large part on our ability to frequently update our courses and develop new content as the underlying subject matter changes. We create courses by incorporating subject matter expertise provided by our content partners and third party content developers into our e-learning delivery model. The quality of our courses depends on receiving content and cooperation from our content partners, subject matter experts, and third-party content developers. If we do not receive materials from these sources in a timely manner, we may not be able to develop or deliver specialized courses to our customers in the expected time frame. Even if we do receive necessary materials from third parties, our employee s and consultants must complete their work in a timely manner or we will not meet customer expectations. In the past, we have experienced delays in obtaining access to experts, which has contributed to a longer development cycle and inefficient allocation of our resources. Any prolonged delays, even when caused by our customers, can result in failure to satisfy a customer’s demands and damage our reputation.

The Growth of Our Business Requires Wide Acceptance of E-Learning Solutions.

            The market for e-learning solutions is still developing and is rapidly evolving. A number of factors could impact the acceptance of our e-learning solutions, including:

  historic reliance on traditional education methods;
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
  our potential customers’ evaluation of competitive distance learning solutions; and
  our potential customers’ internal budget and approval processes.

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

  third-party suppliers of instructor-led education and learning;
  universities and internal education departments; and
  other suppliers of technology-based learning solutions.

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

  expenditures of cash which may reduce our cash reserves to critical levels, difficulty of assimilating the operations and personnel of the targeted businesses, potential disruption of our ongoing business,
  distraction of management from our core business,
  inability of management to maximize our financial and strategic position, increase in general and administrative expenses,
  expansion of management information systems,
  need for greater facilities requirements,
  increase in overall headcount,
  maintenance of uniform standards, controls, procedures and policies, and impairment of relationships with employees and clients as a result of any integration of new management personnel

            Any of these factors could have a material adverse effect on our business, results of operations or financial conditions, particularly in the case of a larger acquisition.

            Consideration paid for future acquisitions could be in the form of:

  cash,
  stock,
  rights to purchase stock

  convertible promissory notes, or
  a combination of the above types of consideration.

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

  unanticipated adverse market conditions,
  actual or anticipated variations in quarterly results of operations, changes in our intellectual property rights or our competitors, announcements of technological innovations,
  our introduction or elimination of new programs, products or services or changes in product pricing by our competitors, changes in financial estimates,
  announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors, additions or departures of key personnel,
  increased needs for operating capital, and
  regulatory changes or interpretations.

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

Our Operating Results Are Likely To Fluctuate Significantly And May Be Below Expectations.

            The following factors may affect our quarterly, as well as our annual, operating results:

  our ability to attract and retain colleges, universities, associations and companies;
  our ability to successfully implement our proposed distributed learning programs;
  the amount and timing of operating costs and capital expenditures relating to expansion of our business;
  our introduction of new or enhanced services and products, and similar introductions by our competitors;
  our ability to upgrade and develop our systems and infrastructure;
  our ability to attract, motivate and retain personnel;
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

We Have A History of Losses and No Assurance Can Be Given of Return to Profitability.

            Prior to expanding our infrastructure and business in fiscal year 2000, the Company was profitable, but during the fiscal years 2000 and 2001, the Company was unable to generate revenue sufficient to offset these additional expenses and charges. Consequently, the Company sustained substantial losses in 2001. Net losses for the twelve (12) months ended December 31, 2001 were approximately $1.1 million ($1.2 million after preferred dividends) or $(0.078) per share. The loss was primarily due to personnel increases and development of new programs. While no assurance can be given, we believe our current team is largely adequate to support our planned growth. Therefore, we expect that general and administrative costs will not materially increase this year. In addition to personnel and infrastructure, marketing and related expenses, increased over the year ago period reflecting our aggressive efforts to establish and grow new programs. And while we were profitable in the first and second quarters of this year, there can be no assurance that the Company will be able to maintain the level of revenues needed to sustain profitability.

Our Future Capital Needs; Potential Need for Additional Financing.

            While we presently have a very limited amount of working capital, we believe that our current cash position and recently acquired line of credit, together with the expected revenues of the Company will be sufficient to provide the Company with capital sufficient to fund our required working capital needs for the fiscal year 2002. However, in order to expand our business or make acquisitions we will be required to raise additional capital. If the Company needs to raise additional financing, there can be no assurance that such funds will, in fact, be available or if available will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company or that future funds will be sufficient to meet such needs. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

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

We Have Limited Marketing and Sales Capability Which Limits Our Ability to Increase Revenues.

            The Company has limited internal business development, marketing and sales resources and personnel. In order to market its new offerings and any products it may develop, the Company will have to expand its marketing and sales force with technical expertise and distribution capability (or out source such duties to independent contractors). There can be no assurance that the Company will be able to expand its sales and distribution capabilities or that the Company will be successful in gaining market acceptance for any new products or offerings it may develop. There can be no assurance that the Company will be able to recruit and retain skilled business development, sales, marketing, service or support personnel, that agreements with distributors will be available on terms commercially reasonable to the Company, or at all, or that the Company’s business development, marketing and sales efforts will be succes sful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a material adverse effect on the Company’s business, financial condition, cash flows, and results of operations. To the extent that the Company arranges with third parties to market its products, the success of such products may depend on the efforts of such third parties. There can be no assurance that any of the Company’s proposed business development, and marketing schedules or plans can or will be met.

Authorization and Discretionary Issuance of Preferred Stock Could Adversely Affect the Voting Power or Other Rights of Our Stockholders.

            The Company’s Articles of Incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to designate and issue additional series of preferred stock with dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, which could adversely affect the voting power or other rights of the holders of the Company’s common stock, substantially dilute the common shareholder’s interest and depress the price of the Company’s common stock. In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Moreover , the substantial amount of outstanding options and number of warrants, and their terms of conversion may discourage or prevent an acquisition of the Company.

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

PART II – OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES

            On February 5, 2002, Michael J. Etchison, a non-related party, provided the Company with a line of credit in the principal amount of $250,000 (“Line of Credit”) secured by the assets of the Company.

            On July 19, 2002, the Company drew-down $75,000 on the Line of Credit and in connection with same, the Company issued to Mr. Etchison (i) a Promissory Note for $75,000 which will accrue interest at an annual rate equal to 4.0% over the prime rate charged at the Old National Bank of Evansville, Indiana, as adjusted from time to time; and (ii) a warrant to purchase 37,5000 shares of the Company’s common stock, $.001 par value, at an exercise of $0.50, subject to adjustment, at anytime within five (5) years. The Company will pay Mr. Etchison interest only payments monthly with all accrued and unpaid interest together with the entire principal balance due on March 1, 2003. All underlying securities carry customary “piggyback” registration rights.

            The proceeds from the $75,000 will be used by the Company for working capital and marketing.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Pursuant to a Proxy Statement filed with the SEC in accordance with Regulation 14A and mailed to our shareholders, the Company held on July 2, 2002 at 10:00am Eastern Standard Time at its corporate offices in Ocoee, Florida its annual Shareholders meeting whereby the following items were presented to our Shareholders for their approval:

            ·   To elect five (5) directors, each to serve until the next annual meeting of our Stockholders or until their successors have been duly elected and qualified;

            ·   To consider and act upon a proposal to ratify and approve the Company’s 2002 Stock Option Plan; and

            ·   To ratify the appointment of Parks, Tschopp, Whitcomb and Orr as the Company’s independent certified accountants.

            With respect to such Annual Meeting there were 16,736,250 shares outstanding (including 875,000 common votes by our Series A Preferred shareholder), each having one vote. There were no shares voting in person and 12,412,486 shares were represented by valid proxy.

            The Voting results were as follows:

VOTE 1:

Election of members of the Board of Directors. Persons elected:

NAME	SHARES FOR		SHARES AGAINST		ABSTAIN

	Proxy	In Person	Proxy	In Person	Proxy	In Person

Rogers W. Kirven, Jr.	12,392,236	-0-	2,500	-0-	17,750	-0-
Daniel J. Devine	12,379,111	-0-	15,625	-0-	17,750	-0-
Dr. Robert Frank	12,379,111	-0-	15,625	-0-	17,750	-0-
Dr. Paul Lerman	12,392,236	-0-	2,500	-0-	17,750	-0-
Thomas J. Crane	12,379,111	-0-	15,625	-0-	17,750	-0-

VOTE 2:

Approval of 2002 Company Stock Option Plan.

SHARES FOR		SHARES AGAINST		ABSTAIN

Proxy	In Person	Proxy	In Person	Proxy	In Person

9,951,767	-0-	56,027	-0-	2,404,692	-0-

VOTE 3:

Appointment of Parks, Tschopp, Whitcomb and Orr as the Company’s auditors.

SHARES FOR		SHARES AGAINST		ABSTAIN

Proxy	In Person	Proxy	In Person	Proxy	In Person

12,390,584	-0-	2,452	-0-	19,450	-0-

No other matters were brought to the attention of our Shareholders for vote.

ITEM 5 – OTHER INFORMATION

            As noted in Note 8 to the financial statements, effective as of the close of business on July 31,

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

            Furthermore, as reflected in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, management believed that the carrying amount of the net assets (including goodwill) of its subsidiaries, Educators’ Learning Network, Inc. (“ELNet”) and Rutherford Learning Group, Inc. (“RLG”), exceeded their fair value. Accordingly, a write-off of the Company’s goodwill related to ELNet and RLG has been made. For a complete discussion of this matter, please see footnote 8 to the Company’s financial statements.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

            (a)   List of Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K

A Form 8-K filed by the Company on May 23, 2002 and a Form 8-K filed by the Company on August 1, 2002.

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