Form 10QSB
period 2002-09-30
COMPASS KNOWLEDGE HOLDINGS INC
filed 2002-11-06
CIK 1102908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

☒ Yes ☐ No

             There were 15,861,250 shares outstanding of the Registrant’s common stock, $0.001 par value, as of November 6, 2002.

COMPASS KNOWLEDGE HOLDINGS, INC.
FORM 10-QSB
For the Quarter ended September 30, 2002

Signatures

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in Thousands except share and per share amounts)
AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:
Cash	$823	$481
Accounts receivable, net of allowance for doubtful accounts of $45 & $0 at September 30, 2002 and December 31, 2001, respectively	843	91
Note receivable	—	75
Prepaid expenses	115	132
Other assets, net	795	580

Total current assets	2,576	1,359

PROPERTY AND EQUIPMENT, net	225	272

GOODWILL, net	2,162	4,135

OTHER ASSETS, net	684	779

Total assets	$5,647	$6,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$441	$731
Deferred student fees	1,799	689
Note payable-current portion	75	50

Total current liabilities	2,315	1,470

Total liabilities	2,315	1,470

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, 2,000 shares issued and outstanding	1,667	1,667
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,861,250 and 15,861,250 shares issued and outstanding at September 30, 2002 and December 31, 2001 respectively	16	16
Additional paid-in-capital	6,020	5,985
Unearned compensation	—	(0)
Accumulated deficit	(4,371)	(2,593)

Total stockholders’ equity	3,332	5,075

Total liabilities and stockholders’ equity	$5,647	$6,545

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

	For the Three Months Ended September 30,		For the Three Months Ended September 30,

	2002	2001	2002	2001

TOTAL STUDENT FEE REVENUE
Net student fee revenue from degree programs	$971	$740	$2,666	$1,944
Gross student fee revenue from non-degree programs	132	104	438	544
Gross revenue from subscriptions and consulting services	387	533	1,100	1,356
Other revenue	2	1	16	13

Total revenue	1,492	1,378	4,220	3,857
INSTRUCTION COSTS AND SERVICES	332	343	1,062	1,274

Gross profit	1,160	1,035	3,158	2,583

OPERATING EXPENSES
Selling and promotional	138	188	436	540
General and administrative	867	969	2,402	3,132

Total operating expenses	1,005	1,157	2,838	3,672

INCOME (LOSS) FROM OPERATIONS	155	(122)	320	(1,089)

OTHER INCOME (EXPENSE)
Interest income	3	4	10	23
Interest expense	—	(3)	(3)	(10)
Other Income	0		0	—

Total other income	3	1	7	13

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	158	(121)	327	(1,076)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(2,000)	—

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	158	(121)	(1,673)	(1,076)
LESS: PREFERRED STOCK DIVIDENDS	(35)	(35)	(105)	(105)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$123	$(156)	$(1,778)	$(1,181)

EARNINGS PER SHARE
Basic	$0.008	$(0.010)	$(0.112)	$(0.077)

Diluted	$0.008	$(0.010)	$(0.112)	$(0.077)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,861,250	15,676,482	15,861,250	15,336,635

Diluted	15,861,250	15,676,482	15,861,250	15,336,635

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in Thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) before preferred stock dividends	$(1,673)	$(1,076)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities-
Depreciation and amortization	763	968
Transitional goodwill impairment loss	2,000	—
Write-off Content Development	114	80
Write-off Direct Marketing	34	—
Amortization of unearned compensation	0	5
Stock-based compensation	33	79

Decrease (increase) in operating assets and liabilities-
Accounts receivable	(796)	(472)
Provision for losses on accounts receivable	45	—
Prepaid expenses	—	(100)
Other current assets	17	5
Other long-term assets	—	5
Accounts payable and accrued expenses	(290)	283
Deferred revenue	1,111	986

Net cash provided by operating activities	1,358	763

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72)	(105)
Cash payments for content development costs	(398)	(467)
Cash payments for direct marketing costs	(513)	(463)
Acquisitions, net of cash/divestiture	(28)	(115)

Net cash provided by investing activities	(1,011)	(1,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	292
Proceeds from issuance of note payable	75	100
Proceeds from notes receivable	75	—
Payment on notes payable	(50)	—
Payment of preferred dividend	(105)	(105)

Net cash provided by financing activities	(5)	287

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	342	(100)

CASH AND CASH EQUIVALENTS, beginning of period	481	841

CASH AND CASH EQUIVALENTS, end of period	$823	$741

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3	$10

The accompanying notes are an integral part of the consolidated financial statements

Compass Knowledge Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Principles of Interim Statements. The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company’s Form 10-KSB. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 11, 2002.

The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2.	As of September 30, 2002 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,470,400 shares of common stock and warrants to purchase 765,000 shares of common stock outstanding at September 30, 2002. The impact of the assumed conversion of the preferred stock and warrants were not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

3.	During the quarter ended September 2002, the Company granted no options. Accordingly, no compensation expense will be recognized in the statement of operations.

4.	There was no stock and option-based compensation expense for the three months ended September 30, 2002 compared to $1,812 for the three months ended September 30, 2001.

5.	No provision for income taxes has been recorded for the period ending September 30, 2002, as the period’s net income has been offset by tax loss carryforwards. No benefit for income taxes has been recorded for the nine months ending September 30, 2002 or 2001 as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company’s ability to realize the deferred tax assets in the future.

As reflected in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002, effective January 1, 2002, the Company adopted the provisions of SFAS 142. In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, management has recorded a transitional goodwill impairment loss of $2,000,000 as the effect of a change in accounting principle. This loss was reflected in the three month period ended March 31, 2002 as presented in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002. The recognized transitional goodwill impairment loss is an estimate that has not yet been finalized due to management’s inability, at this time to predict, with any reasonable degree of accuracy, the long-term effect of the foregoing described factors. Management expects to finalize this estimate no later than the end of the year ending December 31, 2002.

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

OVERVIEW

         During 2001, Compass experienced a significant period of transition. In early 2001, management undertook a strategic review of its business and established the following objectives for the year: simplify the business, reduce the cost structure, including reductions in staffing, and return to a path which management believed would lead to sustainable profitability. In connection with these objectives, the Company wrote-off investments in unprofitable programs in the second quarter of 2001, exited its initiatives to develop multiple new market niches and undertook significant restructuring and other actions, which served to reduce costs and align its operation with its goals of being profitable in 2002. During the first, second and third quarters of 2002, we continued to reduce costs and combined with higher revenues and margins, were able to report a profit.

OUTLOOK

         The Company intends to increase sales growth by investing in its core products and services through the adoption of a more aggressive execution, pricing and marketing strategy. At the same time, the Company intends to continue to develop and refine its technology solutions and consulting business as a complement to its core offerings. Recently, management has decided that it is not in the best interests of the Company at this time to pursue any acquisitions or raise any additional capital, unless circumstances change. Based on this strategy, the Company expects to be profitable in 2002, saving goodwill write-offs as discussed in footnote 8 to the Company’s financial statements. This prospect is based, in part, on management’s expectation of increased revenues in our degree and non-degree programs, combined with lower levels of general and administrative spending compared to 2001. Actual results may vary depending on the Company’s results of operations.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

         Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to marketing expenses, customer incentives, student attrition rates, bad debts, intangible assets, income taxes, financing operations, contractual obligations, restructuring costs, retirement benefits, and contingencies and litigation . Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         For degree programs, in which certain colleges and universities (the “University Partners”) are responsible for course curricula and for conferring a degree, the Company receives a stated percentage of student fees. For these degree programs, the Company currently records as revenues only the stated percentage of the student fees paid to the Company by the University Partners. For all but one of our non-degree programs, in which the Company is responsible for course curricula, the Company records all student fees as gross revenue. With respect to the one non-degree program for which the University Partner is responsible for course cirricula, the Company recorded the revenues only as a stated percentage of the student fees paid. For both degree and non-degree programs, student fees are usually paid prior to the student’s attendance of the program. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar. The Company has based its revenue recognition policy on recent guidance by the Securities and Exchange Commission (SEC) and the Emerging Issues Task Force (EITF), in EITF Issue No. 99-19, “Reporting Revenue Gross versus Net,” regarding the recognition of gross versus net revenues for Internet-based entities.

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

RESULTS OF OPERATIONS

         Set forth below is certain of our selected consolidated financial and operating information for the Three and nine months ended September 30, 2002 and the comparable period in 2001, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months Ended		Nine Months Ended

	September 30 (in thousands, except share and per share amounts)		September 30 (in thousands, except share and per share amounts)

	2002	2001	2002	2001

Total revenue	$1,492	$1,378	$4,220	$3,857
Gross profit	$1,160	$1,035	$3,158	$2,583
Income (Loss) before Preferred Dividends and Cumulative effect of change in accounting principle	$158	$(121)	$327	$(1,076)
Earnings (Loss) per share, basic	$0.008	$(0.010)	$(0.112)	$(0.077)
Earnings (Loss) per share, diluted	$0.008	$(0.010)	$(0.112)	$(0.077)

Weighted average shares outstanding
Basic	15,861,250	15,676,482	15,861,250	15,336,635
Diluted	15,861,250	15,676,482	15,861,250	15,336,635

At September 30, 2002

Working Capital	$261
Total Current Assets	$2,576
Goodwill, net	$2,162
Total Assets	$5,647
Stockholders’ Equity	$3,332

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Total revenues increased by $114 to $1,492 for the three months ended September 30, 2002, from $1,378 in the comparable 2001 period, representing an increase of 8.3%. Revenues increased in both of our degree and non-degree programs compared to the year ago period. Degree program revenue increased by $231 or 31.2%, to $971 for the three months ended September 30, 2002 from $740 in the comparable 2001 period. This increase is due to the timing and increased enrollment in our degree programs as well as the impact of new degree programs in the current year. Non-degree revenue increased by $28 or 28.6%, to $132 for the three months ended September 30, 2002 from $104 in the year ago period. This increase is due primarily to the fact that our Life Care Planning Program was postponed to the fourth quarter of 2001 due to the events surrounding September 11. Revenue from subscription and consulting services declined $146 or 27.4%, to $387 in the three months ended September 30, 2002 from $533 in the year ago period. This decrease is due to a decline of $49 in subscription revenues from our subsidiary, Educators’ Learning Network, Inc. (“eLNet”) and $97 in our consulting revenues.

         Gross Profit increased $125, or 12.1%, to $1,160 for the three months ended September 30, 2002 from $1,035 in the comparable 2001 period, primarily due to increased overall revenues and improved gross margins. For the three months ended September 30, 2002, our gross profit margin increased to 77.7%, compared to 75.1% in the comparable 2001 period, reflecting the impact of more efficient delivery of our degree and non-degree programs as well as higher margins associated with our subscription and consulting services, partially offset by a write-off of certain content development costs.

         Operating expenses decreased by $152, or 13.2%, to $1,005 for the three months ended September 30, 2002 from $1,157 in the comparable 2001 period. The decrease was primarily due to the elimination of goodwill amortization as a result of the adoption of FASB 142, a reduction in headcount, a decrease in marketing expenditures and a reduction in travel and contract labor.

         Net interest income decreased $1, or 25%, to $3 for the three months ended September 30, 2002 from $4, in the year ago period.

         As a result of the increase in sales, improvement of margins and reduction in operating expenses, net income before preferred dividends and the cumulative effect of change in accounting principle increased by $279, resulting in net income before preferred dividends and the cumulative effect of change in accounting principle of $158 for the three months ended September 30, 2002 compared with a net loss before preferred dividends and cumulative effect of change in accounting principle of $121 in the comparable 2001 period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Total revenues increased by $363 to $4,220 for the nine months ended September 30, 2002 from $3,857 for the comparable 2001 period, representing an increase of 9.4%. Degree program revenue increased by $722 or 37.2%, to $2,666 for the nine months ended September 30, 2002 from $1,944 for the comparable 2001 period. This increase was partially offset by a decline in revenue from non-degree programs as well as revenue from subscription and consulting services. Revenue from non-degree programs declined $359 or 18.8%, to $1,554 for the nine months ended September 30, 2002 from $1,913 in the year ago period. This decline is largely the result of not offering one of our non-degree program this year and a substantial decline in eLNet subscription revenue of $304 which was partially offset by increased consulting services and other revenue as compared to the year ago period.

         Gross profit increased 22.3% to $3,158 for the nine months ended September 30, 2002 from $2,583 for the comparable 2001 period due to increased overall revenues and improved gross margins. For the nine months ended September 30, 2002, our gross profit margin increased to 74.8%, compared to 67.0% in the comparable 2001 period, reflecting the impact of more efficient delivery of our degree and non-degree programs as well as the maturation of some of our new programs partially offset by the discontinuance of certain non-degree programs and the write-off of content associated with these programs.

         Operating expenses decreased by $833 to $2,838 for the nine months ended September 30, 2002 from $3,672 in the comparable 2001 period, representing a decrease of 22.7%. This decrease is the result of the waiver of salaries by certain officers, a decreased use of contract laborers, reduced marketing expenditures and the elimination of the amortization of goodwill in accordance with SFAS 142.

         Net interest income decreased compared with the comparable year ago period reflecting our allocation of cash reserves to the investments we made in people, programs and marketing.

         In connection with the implementation of SFAS 142 the Company recorded a transitional goodwill impairment loss of $2,000.

         As a result of the above changes, net income before preferred dividends and the cumulative effect of change in accounting principle increased by $1,403, resulting in a net income before preferred dividends and the cumulative effect of change in accounting principle $327 for the nine months ended September, 2002 compared with a net loss before preferred dividends and the cumulative effect of change in accounting principle of $1,076 in the comparable 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash amounted to $823 at September 30, 2002, compared to $481 at December 31, 2001. The net cash provided by our operations was $1,358 during the nine months ended September 30, 2002 compared with $763 in the comparable 2001 period. In the second quarter of 2001, we began accounting for capitalized direct marketing and content development costs as investing activities. These costs totaled $911 for the nine months ended September 30, 2002 and $930 in the year ago period. Therefore, these costs are not included as a use of cash from operating activities for the nine months ending September 30, 2002 and September 30, 2001.

         We used $1,011 of cash for investing activities in the nine months ended September 30, 2002 compared with $1,150 in the year ago period.

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

         As reflected in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, the Company has experienced a loss of $2m attributed to a reduction of value with respect to the net assets (including goodwill) of its subsidiaries, Educators’ Learning Network, Inc. and Rutherford Learning Group, Inc.

         Based on a number of factors as described below and the inability of management to predict with any reasonable degree of accuracy, management of the Company is of the opinion, based on the criteria set forth in SFAS 142, that the goodwill associated with the acquisition of ELNet and RLG which occurred in August of 2000 should be adjusted downward. The fair value of ELNet and RLG was estimated by management using traditional valuation methods including industry comparables. As a result, management has recorded a transitional goodwill impairment loss of $2m as the effect of a change in accounting principle. This loss was reflected in the three month period ended March 31, 2002 as presented in the Company’s Form 10-QSB/A filed with the SEC on August 14, 2002. The recognized transitional goodwill impairment loss is an estimate that has not yet been finalized due to management’s inability, at this time to predict, with any reasonable degree of accuracy, the long-term effect of the foregoing described factors. Management expects to finalize this estimate no later than by the end of the year ending December 31, 2002.

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

•	For the nine-month period ending September 30, 2002, ELNet has recognized approximately $250,688 less revenue than the year-ago period.

•	For the nine-month period ending September 30, 2002, ELNet realized approximately $156,751 in net losses from operations and approximately $18,332 in negative cash flow.

•
Over the past 12 to 18 months, the business sector which ELNet and RLG operate, the K-12 educators’ marketplace, has experienced significant and rapid change, including without limitation, significant decreases in operating budgets, changes in customer demands, implementation of State and Federal teaching and learning standards, decreases in private sector funding for education products and services, and delays and transition issues with respect to education reform and Federal funding as initiated with the “No Child Left Behind Act of 2001,” all of which have resulted in longer sale cycles, increased customer attrition and longer than expected accounts receivable collections.

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

In any Quarter, a Delay In Receiving Payment from a Content Partner or Customers Could Harm Our Performance.

         We expect that we will continue to depend upon a small number of content partners with respect to our degree programs and several school districts with respect to some of our training and certificate programs for a significant portion of our revenues. As a result, our operating results could suffer if we lose any of these partners/schools or if these partners/schools delayed payment in any future period. For example, in fiscal 2001, our largest content partner accounted for 51.5% of our total revenues. We anticipate that the University of Florida will account for a significant portion of our revenues at least through fiscal 2003.

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

We Could Inhibit Increases In Our Revenues If We Do Not Increase Our Marketing.

         To date, substantially all of our sales have been made through direct marketing and sales efforts. We believe that we will need to expand our marketing and diversify our sales efforts to be successful. We currently have a very limited ability to invest in personnel and marketing activities and to develop indirect sales channels. Accordingly, we do not expect significant growth in our sales throughout the remainder of this fiscal year or for the first quarter of 2003.

We Have Restructured Our Operations in Order to Reduce Operating Expenses Which Could Adversely Affect Our Ability to Grow.

         Because of our limited working capital, we have restructured our operations to primarily concentrate on our core competencies to provide, among other things, specialized expertise in consulting, content repurposing and development, and marketing in our existing products. Management will continue to monitor these adjustments for the remainder of 2002 and will make additional adjustments within our organization, if necessary. The transition issues associated with this restructuring may recur, and our revenue growth rates may decline and expenses may increase in future quarters.

While Not Expected in the Short Term, We May Engage in Acquisitions, and If We Do We May Be Unable to Integrate any New Operations, Technologies, Products or Personnel.

         As part of our long-term business strategy, we expect to engage in joint ventures and alliances as well as to acquire businesses that offer complementary products, services and technologies. Any ventures, alliances, acquisitions or investments will be accompanied by certain risks. These risks include, among other things, the:

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

Our Stock Price Will Likely Continue To Be Volatile.

         The market price of our common stock has experienced significant decreases in value and fluctuations over the last two years and may continue to fluctuate significantly. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Possible Sales of Securities by Current Shareholders May Have Depressive Effect On Market.

         There are currently approximately 8,197,876 shares of the Company’s common stock outstanding which are either freely tradable or may be traded as “restricted securities” pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company’s common stock.

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

We Have A History of Losses and No Assurance Can Be Given of Return to Profitability.

         Prior to expanding our infrastructure and business in fiscal year 2000, the Company was profitable, but during the fiscal years 2000 and 2001, the Company was unable to generate revenue sufficient to offset these additional expenses and charges. Consequently, the Company sustained substantial losses in 2001. Net losses for the twelve (12) months ended December 31, 2001 were approximately $1.1 million ($1.2 million after preferred dividends) or $(0.078) per share. The loss was primarily due to personnel increases and development of new programs. While no assurance can be given, we believe our current team is largely adequate to support our planned growth. Therefore, we expect that general and administrative costs will not materially increase this year. And while we have been profitable in each quarter of this year (saving the write-off of goodwill), there can be no assurance that the Company will be able to maintain the level of revenues needed to sustain profitability.

Our Future Capital Needs; Potential Need for Additional Financing.

         While we presently have a very limited amount of working capital, we believe that our current cash position and recently acquired line of credit, together with the expected revenues of the Company will be sufficient to provide the Company with capital sufficient to fund our required working capital needs for the fiscal year 2002 and for the first six (6) months of 2003. If the Company needs to raise additional financing, there can be no assurance that such funds will, in fact, be available or if available will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company or that future funds will be sufficient to meet such needs. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

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

ITEM 3 – CONTROLS AND PROCEDURES

         The Company’s Chief Executive Officer and Chief Financial Officer, Rogers W. Kirven, Jr., (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

         The Certifying Officer also has indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

COMPASSKNOWLEDGE HOLDINGS, INC.
Date: November 6, 2002	By: /s/ ROGERS W. KIRVEN, JR.

Chief Executive Officer, Chief Financial Officer and Treasurer

By: /s/ DANIEL J. DEVINE

President and Director