Form 10KSB
period 2002-12-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2003-03-31
CIK 1102908

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                                   ----------

                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

        For the transition period from                 to
                                       ---------------    ---------------

                         Commission file number: 0-29615

                                   ----------

                        COMPASS KNOWLEDGE HOLDINGS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                   ----------

              Nevada                                             87-0471549
(State or other jurisdiction of incor-                       (I.R.S. Employer
      poration or organization)                           Identification Number)

       2710 REW CIRCLE, SUITE 100
             OCOEE, FLORIDA                                              34761
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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the year ended December 31, 2002 were $4,868,000.

As of March 20, 2003, the aggregate market value of the voting and non-voting common equity of the Registrant based upon the last sale price of $0.40 for such common stock as quoted by the NASDAQ Over-The-Counter Bulletin Board (symbol "CKNO") held by non-affiliates of the Registrant was approximately $2,725,333.

================================================================================

As of March 20, 2003, there were 15,861,250 shares of the common stock of the Registrant issued and outstanding.

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

                                TABLE OF CONTENTS

PART I

Item 1.    Description of Business...................................................................1

Item 2.    Description of Property..................................................................20

Item 3.    Legal Proceedings........................................................................21

Item 4.    Submission of Matters To A Vote of Security Holders......................................21

Item 5.    Market for Common Equity and Related Stockholder Matters.................................21

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations....25

Item 7.    Financial Statements.....................................................................39

Item 9.    Directors, Executive Officers, Promoters and Control Person..............................40

Item 10.   Executive Compensation...................................................................43

Item 11.   Security Ownership of Management and Principal Stockholders..............................48

Item 12.   Transactions with Management and Others..................................................50

Item 13.   Exhibits and Reports on Form 8-K.........................................................52

ITEM 14.   Controls and Procedures..................................................................55

SIGNATURES..........................................................................................56

PART F/S...........................................................................................F-1

                                     PART I

Item 1. Description of Business

Overview

          Compass Knowledge Holdings, Inc. (the "Company") has been providing education to working professionals since 1993. The Company is engaged, through it subsidiaries, in the distance learning industry with a focus on providing accessible, high quality education for working professionals, primarily focused in the healthcare and law enforcement marketplace and a preferred provider of select training courses and business solutions to the corporate marketplace. We provide a fully-integrated suite of learning solutions that combines marketing, student administration, content service, and technology to our university partners in a fully hosted e-technology environment.

          As of March 20, 2003, the Company has four operating subsidiaries, Compass Knowledge Group, Inc. ("Compass"), Intelicus, L.C. ("Intelicus"), Juris Alliance.com, Inc. ("Juris Alliance") and Compass Direct, LLC ("Compass Direct"), which provide the Company's product offerings.

          The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company's wholly owned subsidiary, Educators' Learning Network, Inc, since its acquisition in 2000. Effective February 28, 2003, we sold our Educators' Learning Network, Inc. For details with respect to this transaction see our "Historical Background" below as well as our Financial Statements and the attendant footnotes.

          The Company maintains its principal executive offices at 2710 Rew Circle, Suite 100, Ocoee, Florida 34761. Our telephone number is (407) 573-2000. Our Internet website addresses are as follows:

                    www.CompassKnowledge.com
                    www.Intelicus.com
                    www.KnowledgePharm.com
                    www.JurisAlliance.com
                    www.CJ-Direct.com
                    www.GlobalHealthEd.com

Historical Background

          The Company's business began with Professional Educational Seminars, Inc., a Florida corporation which purchased the operating division and intellectual property of Paul M. Deutsch Press, Inc. in November 1993. Professional Educational Seminars was formed for the purpose of developing, owning and operating seminars, developing and providing non-degree programs and developing and publishing materials in life care planning for catastrophic injuries and impairments. In November 1993, Rogers W. Kirven, Jr., our Chief Executive Officer, and several other individuals acquired all the issued and outstanding stock of Professional Educational Seminars, and in 1994 the name of Professional Educational Seminars, Inc. was changed to Rehabilitation Training Institute, Inc.

          In March of 1996, Rehabilitation Training Institute with the University of Florida Health Services, Inc., a Florida corporation and an affiliate of the University of Florida, formed Intelicus, LC, a Florida limited liability company organized for the purpose of developing, marketing and operating degree and non-degree programs for healthcare professionals. Rehabilitation Training Institute was issued 64.5% of the ownership interest in Intelicus and University of Florida Health Services was issued the remaining 35.5% ownership interest. Intelicus was managed by four managing members, two appointed by Rehabilitation Training Institute and two appointed by University of Florida Health Services.

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

          On November 5, 1999, we entered into and consummated a Stock Purchase Agreement with Pioneer Ventures Limited Partnership whereby we sold to Pioneer Ventures Limited Partnership 2,000 shares of our Series A Senior Convertible Preferred Stock raising proceeds of $1,667,026, net of offering expenses of $82,974. The Preferred Stock may be convertible at any time by the holder at his option into our common stock at $2.00 per share at any time. The Preferred Stock is subject to an annual cash and/or preferred stock cumulative dividend of 8%. The Preferred Stock also has senior liquidation preferences, voting rights equal to our common stockholders and other rights and preferences common to such securities, including the right to designate one of our directors. The Preferred Stock is also entitled to a one-time demand and unlimited piggy-back registration rights including any common stock issued upon conversion thereof.

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

          Beginning with the purchase of Professional Education Seminars, Inc. in November 1993 and continuing through the present, Mr. Kirven, our Chief Executive Officer, and Mr. Devine, our President, who collectively own approximately 50% of our issued and outstanding voting common stock and held proxies for the other shareholders of the Company prior to the Winthrop Industries acquisition, have controlled and directed our operations.

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

          On August 15, 2000, we acquired all of the outstanding capital stock of Educators' Learning Network, Inc., ("eLNet"), f/k/a Jamita, Inc., a distance learning leadership development services firm serving the K-12 educator's marketplace headquartered in Cincinnati, Ohio. The capital stock was acquired from a group of employee shareholders and their family members who had no prior relationships with us. The purchase price of $1.875 million (before contingent consideration) was paid solely in cash. In addition, 562,500 shares of our common stock valued at $2.00 per share (which was approximately the average closing price of the stock for the 20-day period ended August 14, 2000) was placed into an escrow account for distribution to the Jamita shareholders subject to Jamita having net collections of approximately $1 million in the first fiscal year following the closing. This condition was satisfied and the escrowed shares were released in August 2001. Additionally, we made a payment to the Jamita shareholders in 2001 and 2002 based on the attainment of sales to new customers (the "Incentive Payments").

          The acquisition was accounted for using the purchase method of accounting. We filed a Form 8-K with respect to this transaction with the SEC on August 23, 2000 which was amended in Form 8-K/A filed with the SEC on October 23, 2000 and subsequently amended on October 30, 2000 with inclusion of the audited financial information required by Form 8-K. Parties interested in the Company are encouraged to review these filings for more detail with respect to this transaction.

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

          Effective July 31, 2002, the employment contract of Dr. Larry Rowedder, the founder and President of eLNet, expired and as a result of the parties inability to reach mutually agreeable renewal terms, Dr. Rowedder decided to pursue other business opportunities.

          The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, lack of contract backlog, declining revenues, customer budget cuts and uncertainty in the market. This business operation had been operated within the Company's wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending

December 31, 2002, with a net loss of $356,908 in 2001 and $166,000 in 2002.

          Effective February 28, 2003, we entered into and consummated the closing of a Stock Purchase Agreement with R&B Holdings, Inc., a Virginia corporation whereby we sold all of the issued and outstanding stock of eLNet for $326,704 in cash and the assignment to the Company of an eLNet receivable in the amount of $123,296. In connection with that transaction, eLNet maintained its right to collect and keep all of the remaining outstanding receivables totaling approximately $29,000 and remained responsible for the payment of approximately $34,537 of accounts payable and other accrued expenses. Each of the parties was responsible for their legal, accounting and other expenses incurred in connection with the transaction.

          As a result of the sale of eLNet, we recognized an additional loss on the disposal of discontinued operations of approximately $1,550,000 as of December 31, 2002. At this time, we do not expect to experience any material additional losses or expenses associated with this business saving certain pending claims the most significant of which is a claim made on or about January 13, 2003 by some of the former shareholders of eLNet. These shareholders filed an objection to the amount of the incentive payments previously paid them pursuant to the original acquisition agreement indicating that they are of the belief that they are entitled to an unspecified additional amount. While we believe that our accounting with respect to these incentive payments is accurate and that no additional monies are due these shareholders, no assurance can be given that we will not be required to make additional payments to these shareholders either in settlement of this matter or as ordered by a court of competent jurisdiction.

Our Business

          We are a distance learning company that provides educational products to working professionals and a suite of education solutions and services to universities, colleges and corporations. We offer a fully-integrated suite of learning solutions that combines marketing, program development, market research, student recruitment, proprietary course content, and accounting and administrative services. We also provide our clients and customers with fully hosted e-technology platforms.

          We offer, sell and deliver, our programs, and the programs of our university and corporate partners, through our multi-modal delivery system, which is an innovative, flexible delivery model that gives working professionals the ability to earn advanced degrees and certificates and gain specialized knowledge in a synchronous and asynchronous distance learning environment.

Our Business Model

          Our business model is based on the following characteristics:

          . Identification of specialized, high demand markets primarily in the healthcare, law enforcement and education marketplaces for "working professionals" that allow for scalability and significant profit margins.

          . Recurring and multiple revenue streams from student enrollments and multiple year contracts with our knowledge partners which enhance predictability and reduce volatility.

          .    Cash flow from steady tuition payments.

          . Broad operating margins, which supports debt-free growth and scalability.

          . A centralized cost structure and cross-utilization of curricula creating opportunities for operating leverage.

          . Multiple knowledge partner relationships without the regulatory risks customarily associated with education institutions.

          .    Designed for easy accessibility and with multiple entry points.

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

          During the fiscal year ending December 31, 2002, we offered the following degree programs in conjunction with our university partners:

          .    Doctor of Pharmacy (University of Florida)
          .    Doctor of Audiology (University of Florida)
          .    Masters in Criminal Justice Administration (University of
               Cincinnati)
          .    Bachelor of Science in Administration of Criminal Justice
               (Mountain State University)
          .    Bachelor of Science in Radiologic Science (Florida Hospital,
               College of Health Sciences)
          .    Masters of Science in Nursing (Graceland University)
          .    Bachelors of Science in Nursing (Graceland University)
          .    Registered Nurse to Masters of Science in Nursing (Graceland
               University)

          On March 5, 2003, we received a letter from Graceland University whereby Graceland, exercising its option under our agreement, elected to terminate its relationship with us as a result of the failure to meet the minimum number of students' threshold by the spring of 2003. Accordingly, we are in the process of discontinuing our Masters of Science in Nursing, Bachelors of Science in Nursing and Registered Nurse to Masters of Science in Nursing programs as well as a one certificate program with Graceland. As of this date, the details of our transitional arrangement with Graceland University are uncertain as well as the financial impact that the loss of this relationship will have on our financial performance for 2003 and beyond.

Non-degree Programs

          During the fiscal year ending December 31, 2002, we offered the following non-degree programs:

          .    Life Care Planning
          .    Medical Coding
          .    Post Masters Family Nurse Practitioner Certificate

Current Programs

1.   The Working Professional Doctor of Pharmacy Program

          This degree program is designed for pharmacists who wish to advance their careers by upgrading their professional credentials to a Doctor of Pharmacy. This program is offered in conjunction with the University of Florida, College of Pharmacy.

          Presently, our Doctor of Pharmacy Program has 537 students enrolled for the Spring 2003 semester. Tuition currently ranges from $1,825 to $2,900 per semester for this three-year degree program, depending on whether the student is a resident or nonresident of Florida or is a student enrolled under a corporate plan.

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

          There are presently 222 students enrolled in this 18-month program, each paying $2,790 in tuition per semester.

3.   Masters in Criminal Justice Administration

          This degree program is designed for the working professional interested in criminal justice or corrections to advance their education from a Bachelor in Criminal Justice to a Masters in Criminal Justice Administration. This program is offered in conjunction with the University of Cincinnati.

          There are presently 140 students enrolled in this program for the Spring 2003 quarter, each paying $1,800 in tuition per quarter.

4.   Bachelor in Criminal Justice Administration

          This degree program is designed for the working professional interested in criminal justice or corrections to advance their education from basic training to a Bachelor in Criminal Justice Administration. This program is offered in conjunction with Mountain State University, formerly the College of West Virginia.

          There are presently 113 students enrolled in this program for the Spring 2003 semester, each paying $2,280 in tuition per semester.

5.   Radiologic Science

          This degree program is designed for the working professional interested in Radiologic Sciences and who wish to advance their education to a Bachelor Radiologic Science. We are offering this program in conjunction with the Florida Hospital College of Health Sciences.

          There are currently 221 students enrolled in this program for the Spring 2003 semester, each paying $1,800 in tuition per semester.

6.   Bachelors of Science in Nursing

          This degree program was launched in the spring semester of 2002 with Graceland University. This program is designed for the working professional nurse to upgrade their degree to a Bachelors of Science in Nursing and is essential for nurses seeking to perform at the case-manager or supervisory level or move across employment settings.

          There are currently 38 students enrolled in this program for the Spring 2003 semester. Each new student pays $1,998 in tuition per semester. This program will be discontinued upon the completion of the Spring 2003 semester due to the termination of our agreement with Graceland University.

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

          There are presently 115 students enrolled in this program. Each new student pays approximately $2,622 in tuition per semester. This program will be discontinued upon the completion of the Spring 2003 semester due to the termination of our agreement with Graceland University.

8.   Life Care Planning

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

          We currently train between 300-500 students per year. The total tuition cost for this program is approximately $3,560. In addition to this certificate program, nine (9) additional advanced courses may be offered at a cost of $425 per course; and an annual conference is held during the fourth quarter of each year at a cost of $445, depending on time of registration.

9.   Medical Coding

          This non-degree program prepares students for challenging coding positions in hospitals, clinics, ambulatory surgery centers, insurance companies and other settings where diagnostic and procedural data are coded in ICD-9-CM and CPT for reimbursement purposes. Credits in this program are fully applicable to the Associate in Science degree in Health Information Technology program at Fisher College and partially applicable to the Associate in Science degree in Medical Assistant Program. Program graduates are eligible to take the Certified Coding Specialist (CCS) exam offered by the American Health Information Management Association (AHIMA). Work experience before taking the national exam is recommended.

          In the current semester there are 16 students enrolled in our Medical Coding program each paying $540 per semester.

Our Marketing Model

     .    Our Market Model

          We believe marketplace assessment is one of the most critical components of a successful program. We begin the marketplace assessment by conducting an extensive evaluation of certain identified market niches using a model which utilizes various criteria and methods for determining the viability of a given market. Our evaluation model consists of a series of low cost direct response market tests to prove or disprove market acceptance of a specific program. The evaluation model also schedules and scores the effectiveness of each specific marketing test. This model has proven to be effective in pre-testing programs in a low cost manner, allowing management to determine how successful a possible program will be before investing in complete program development.

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

Market

          The United States and international education market may be generally divided into the following segments:

          .    Kindergarten through twelfth grade schools ("K-12");
          .    Vocational and technical training;
          .    Workplace and consumer training; and

          .    Degree-granting ("Higher Education").

          We operate primarily in the Higher Education, workplace and consumer training segments focusing on the healthcare and criminal justice workplace markets. The adult education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $200 billion industry. The U.S. Department of Education estimated that for 1998, adults over the age of 24 comprised approximately 6.1 million, or 39.2%, of the students enrolled in higher education programs. The U.S. Census Bureau estimates that approximately 76% of students over the age of 24 work while attending school. The market for adult education should continue to increase as working adults seek additional education and training to update and improve their skills, to enhance their earnings potential, and to keep pace with the rapidly expanding knowledge-based economy.

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

          Presently, all but two of our programs (our Bachelor's and Master's Degree programs in Criminal Justice Administration) provide educational degrees and non-degrees to the healthcare marketplace. Approximately, 84% of our 2002 revenues are derived from this marketplace. Currently, approximately 78% of our net revenues are derived from our degree programs, approximately 14% is derived from our non-degree programs, and approximately 8% is derived from subscription, consulting and other services. We believe, based upon recent trends in the healthcare industries and technology advancements that this market will continue to increase. Our opinion is also based on the following factors:

     . generally healthcare professionals are required by their profession to take continuing education courses;
     .    healthcare professionals have a history of taking education courses;
          and
     . healthcare professionals have historically been rewarded by increase in compensation for taking continuing education courses.

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

Competition

          The higher education and workplace markets are still, for the most part, highly fragmented and competitive with no private or public institution enjoying a significant market share. We compete with a number, of large, highly capitalized for-profit companies that focus on the higher education market such as the University of Phoenix Online, Sylvan Learning, Strayer University, Apollo Group, Inc., DeVry, Cantor & Associates, Inc., and ITT Educational Services. We also compete with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Other companies focus on the corporate training and workplace market (e.g., the CBT Group, The Learning Tree) and a smaller number are recognized as specialty providers including ProSoft Training and NCS Computer.

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

          Title IV regulations prohibit an institution from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission, or financial aid awarding activity. Regulations published on November 1, 2002 clarified and defined safe harbors with respect to incentive compensation. We believe that our current method of being by our knowledge partners and our methods of compensating enrollment advisors complies with the Title IV regulations.

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

Strategic Alliances

          An important part of our strategy is to enhance our business by establishing long term strategic alliances with universities, colleges and other knowledge content providers. These alliances are based upon a model whereby we bear all or a portion of the risk of marketplace development and obtain content from our knowledge partner, thereby making our central operations the delivery of specialized content in the context of our delivery system.

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

               .    Development of Collateral Materials

               .    Development and Management of Mailing Lists

               .    Management of Telephone Database

               .    Providing Software and Technology Platforms

          We currently have approximately 40 contracts with the University of Florida for two ongoing degree and three ongoing non-degree programs. The contract with respect to one of our degree programs, Doctor of Audiology, expires in September of 2003 and as of this date, there is no indication that the University of Florida is willing to renew our contract or enter into a new contract. With respect to this program, approximately 26% of our degree program revenues and approximately 20% of our total revenues were derived from this program during the year ended December 31, 2002. Accordingly, the loss of this contract will have a material adverse impact on our revenues and earnings and if not replaced with anticipated revenue and earnings increases due to growth in our other existing programs and/or new programs, will result in a material adverse impact on the Company and its financial results.

          The contracts with the University of Florida with respect to our other degree program, Doctor of Pharmacy, have between two to four years left on their terms. We received approximately 34% of our degree program revenues and approximately 27% of our total revenues from this program during the year ended December 31, 2002.

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

          The Internet is used as a component of our system by giving the student the ability to:

          . Communicate with their mentor/professor and fellow students via e-mail and web chat

          .    Research online resources

          .    Review syllabus and course information

          .    Complete online tests

          .    Submit homework

     .    Video workbook completed at home.

          Some of the lecture material is presently videotaped and distributed to the students to be viewed at their own schedule. Expert presenters are brought to a video production facility for filming prior to the beginning of the course. This format allows the students to view the material at a time convenient for them and allows them to review it multiple times if required.

     .    Audio Streaming

          We also use audio streaming with PowerPoint presentations. We believe that this additional feature will enhance the quality of our programs and provide a more effective learning experience for our students.

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

Employees

          As of March 26, 2003, we employed 61 people comprised of 10 program managers, 6 marketing and sales personnel, 3 technology experts, 35 admission advisors, and 7 individuals in general administration. We will hire additional employees on an as needed basis. We believe that our relationship with our employees is good. None of our employees are members of collective bargaining units or labor union contract nor have we been subjected to any strikes or employment disruptions.

Major Suppliers

          Except for curriculum obtained from the University of Florida, which is currently a large portion of our educational content on an absolute revenue basis, we obtain our products and supplies from many different individuals and entities and are not dependent on any major suppliers. An interruption or loss of our relationship with the University of Florida, such as the loss of the previously described Doctor of Audiology program without additional revenue and earnings increases in our other programs and/or revenue and earnings derived from replacement programs, will have a material adverse effect on our future business and financial results.

Dependence on Key Customers

          Presently, we have five university knowledge partners, with the University of Florida providing a major portion of our content for our healthcare programs. We are highly dependant on the University of Florida but anticipate continuing to enter into agreements with other colleges, universities, associations and companies at large for content. An interruption or loss of our relationship with the University of Florida, such as the loss of the previously described Doctor of Audiology program, will have a material adverse effect on our business and financial results.

Patents, Trademarks, Licenses

          We do not depend upon any patents to conduct our business; nor do we hold any such patents. We have, however, registered with the US Patent and Trademark Office ("PTO") the following trade names, trademarks and service marks:

          .    Knowledge That Earns
          .    JurisAlliance
          .    KnowledgePharm
          .    Intelicus
          .    CJ-Direct
          .    Global HealthEd
          .    Compass Knowledge

          We have approximately 40 professional service agreements (or license arrangements) with the University of Florida with respect to use of the University of Florida's name, logo and content in both course development and marketing.

Software

          Our material component software is obtained from the following vendors:

          Microsoft Corporation                       FrontRange Software (Goldmine)
          Akiva Software (Webboard6)                  Respondus2.0
          Adobe (Acrobat 5, Photoshop 6, PageMaker)   Flowerfire (Sawmill6.4.1)
          eShare Communications (Expressions 4.3)     GlobalScape (CuteFTP)
          Nero (Ahead)                                Navision Financial Solutions
          WebCT                                       Symantec
          Macromedia (Flash, Fireworks4, Director8.5, Dreamweaver3, Dreamweaver UltraDev4)

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

Research and Development

          In our Form 10-SB filed with the Commission in May 2000, we reported $167,063 of costs incurred with respect to research and development activities. Upon further review with our accountants we have determined that such costs are not associated with research and development activities as those terms are traditionally understood but rather program development costs. Accordingly, we have not incurred any costs associated with research and development activities for the years ended December 31, 2001 and 2002.

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

Item 2. Description of Property

         The majority of our business activities are conducted out of our corporate offices located at Suite 100 and 200, 2710 Rew Circle and Suites 104 and 105, 2704 Rew Circle, Ocoee, Florida 34761. These facilities house our technical and administrative offices. These spaces consist of approximately 7,000 square feet of office and production space. The lease term expired on September 30, 2002 and the Company executed an Addendum extending the term of the Lease until September 2004. With respect to our facility at 2704 Rew Circle, we are on a month to month basis. The average monthly rent is approximately $10,170, or $122,043 per annum. We believe that our leased property is in good condition and is well maintained.

          As a result of our planned growth, we recently entered into a lease for approximately 3,260 additional square feet of office space in the same office park as where our corporate offices are located. The space is to be utilized to accommodate the anticipated and planned expansion of our sales, marketing and enrollment departments. The lease has a term of two years at an average monthly rate of $3,667.50, or $44,010 per annum.

          We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

          Neither the Company, nor any of its subsidiaries are a party to any legal action or proceeding which would have a material adverse effect on its business or results of operation.

          On or about January 13, 2003, the former shareholders of eLNet filed an objection to the amount of the incentive payments previously paid them pursuant to the original acquisition agreement of eLNet indicating that they are of the belief that they are entitled to an unspecified additional amount. While we believe that our accounting with respect to these incentive payments is accurate and that no additional monies are due these shareholders, no assurance can be given that we will not be required to make additional payments to these shareholders either in settlement of this matter or as ordered by a court of competent jurisdiction in the event a lawsuit against the Company is instituted.

Item 4. Submission of Matters To A Vote of Security Holders

          No matter was submitted to a vote of our security holders during the fourth quarter of 2002.

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

          Until November 15, 1999 there was no established trading market for our common stock. The Company's shares of common stock are currently listed and traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol CKNO. Because we engage in Over-The Counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low closing prices for the Company's common shares for each quarter of 2001 and 2002 were as follows:

                                                       Per Share of Common Stock
    Period                                                   Closing Prices
--------------                                         -------------------------
                                                             High     Low
                                                             -----   -----
2001
First Quarter                                                $0.94   $0.41
Second Quarter                                               $0.63   $0.38
Third Quarter                                                $0.50   $0.25
Fourth Quarter                                               $0.45   $0.22

2002
First Quarter                                                $0.30   $0.21
Second Quarter                                               $0.30   $0.17
Third Quarter                                                $0.26   $0.14
Fourth Quarter                                               $0.26   $0.09

          The last sales price of our common stock on March 20, 2003 as reported on the NASDAQ OTC:BB was $0.40 per share.

          (b) Shareholders. As of March 20, 2003, we had 15,861,250 shares of common stock outstanding, and 2,000 shares of Series A Preferred outstanding. The Company has approximately 110 common stockholders of record and one Series A Preferred stockholder.

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

Fiscal Year 2002

          On February 5, 2002, Michael J. Etchison, a non-related party, provided the Company with a line of credit in the principal amount of $250,000 ("Loan") secured by the assets of the Company. Under the Loan, the Company can borrow up to $250,000 with interest payable monthly at a rate of approximately 5% over prime at anytime during the loan commitment term which originally was scheduled to expire on March 1, 2003, unless renewed by the parties. Effective March 1, 2003 the Loan commitment was extended until July 1, 2003 with the agreement that the Loan commitment was reduced to $150,000 and the interest rate accruing on all outstanding principal amounts was increased to 6% over prime.

          In accordance with the terms of the Loan, the Company issued to Mr. Etchison a commitment warrant to purchase 75,000 shares of the Company's common stock, $.001 par value, exercisable at anytime within 5 years at an exercise price of $0.30 per share. In addition, contemporaneous with each draw down (which to date totals $75,000 in the aggregate), the Company will issue and deliver to Mr. Etchison a warrant to purchase that number of shares of the Company's common stock that equals 50% of the principal amount of each draw down. For example, in connection with the Company draws of $75,000 on the Loan, the Company issued to Mr. Etchison a coverage warrant to purchase 37,500 Shares. The term of these coverage warrants is five years and the exercise price is: (i) if all or any portion of the warrant is exercised within six (6) months of its issue date, then the exercise price will be $0.50 per share; or, (ii) at anytime after six (6) months from its issue date the exercise price will be equal to 80% of the "Fair Market Value" of one share of Lender's common stock. Notwithstanding, in no event shall the conversion price be less than $0.30 per share.

          With respect to the foregoing offer and sale of restricted and unregistered securities, the Company relied on the provisions of Sections 3(b) and 4(2) of the Securities Act and rules and regulations promulgated thereunder, in that such transactions did not involve any public offering of securities and were exempt from registration under the Securities Act. The offer and sale of the securities in each instance was not made by any means of general solicitation, the securities were acquired by the investors without a view toward distribution, and all purchasers represented to the Company that they were sophisticated and experienced in such transactions and investments and able to bear the economic risk of their investment. A legend was placed on the certificates and instruments representing these securities stating that the securities evidenced by such certificates or instruments, as the case may be, have not been registered under the Securities Act and setting forth the restrictions on their transfer and sale. Each investor also signed a written agreement that the securities would not be sold without registration under the Securities act or pursuant to an applicable exemption from such registration.

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

Overview

          During 2002, we experienced a significant period of transition. In early 2001, management undertook a strategic review of its business and established the following strategic objectives for the succeeding year: simplify the business strategies and operations, reduce and right size the cost structure, including reductions in staffing, and return to a path which management believed would lead to sustainable profitability. In connection with these objectives, we wrote-off investments in unprofitable programs, exited our initiatives to develop multiple new market niches and undertook significant restructuring and other actions, which served to reduce costs and align its operation with its goals of being profitable in 2002.

          Overall, the outcomes from operations were favorable as the Company experienced four consecutive quarters of profits from operations and ended the year with income from operations of approximately $470,000 compared to a loss of $717,000 in the year ago period, or an increase of over 159%.

          Notwithstanding, the favorable operating results were diminished by the discontinuation of the Company's K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, customer budget cuts, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company's wholly owned subsidiary, eLNet, since its acquisition in 2000.

Outlook

         We intend to continue our strategy of focusing on our core business and accelerate our growth through the increase in sales by investing in our core products and services through the adoption of a more aggressive execution, pricing and marketing strategy in 2003. At the same time, we intend to continue to develop and refine our program management, technology solutions and consulting business as a complement to our core program offerings. Likewise, we will continue to pursue synergistic knowledge partner alliances and develop new programs on a highly selective basis. Based on this strategy, we expect to be profitable in 2003. This prospect is based on, management's expectation of increased student counts and the associated revenues in our degree and consulting businesses, launching at least one new program to replace the loss of our nursing programs with Graceland University and the reduction in revenues or anticipated loss of our Audiology program with the University of Florida in September 2003 combined with lower levels, on a percentage basis, of general and administrative spending compared to 2002.

          Effective January 2003 the Company retained the services of Rich Flaherty to oversee its operations with a concentration on sales and marketing efforts. Beginning in early 2003, Mr. Flaherty has developed and implemented new marketing and sales strategies and tactics and in connection with same, the Company has committed a large portion of its available cash and human resources to execute these plans.

         In order for the Company to increase its revenues and earnings, the efforts and plans of management must be successful and as of this date, no assurance can be given that these efforts will be effective or that the Company will be successful in gaining market share with respect to its existing programs or will enjoy acceptance for any new products or offerings it may develop and launch. Likewise, no assurance can be given that the Company will be able to recruit and retain the required number and level of skilled business development, sales, marketing, service and support personnel, that will be needed to execute these strategies and plans. To the extent that the Company is unsuccessful in its efforts, the financial results of the Company will be materially adversely affected.

Critical Accounting Policies and Estimates

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

          Our critical accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

          Our critical accounting policies include:

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

          The revenue generated in fiscal 2002 and in prior years by subscription services originated from our K-12 operations (which was discontinued in the fourth quarter of 2002 and sold in February 2003) is in the form of subscription contracts with eLNet. These contracts are generally for a period of two to three years. Revenue is billed for a six- or twelve-month period in advance and is recognized ratably over the billing and service period.

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

.. Financial Accounting Standards. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002 and as a result, the Company no longer amortized goodwill.

          In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, management believed, at that time, that the carrying amount of the net assets (including goodwill) of its subsidiary, eLNet, exceeded its fair value. Accordingly, the Company wrote-off $2,000,000 of goodwill related to eLNet. As a result of the discontinuation of eLNet's operations in the fourth quarter of 2002 and the sale of eLNet effective February 28, 2003, we recognized an additional loss from discontinued operations of approximately $1,716,000 as of December 31, 2002. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2002.

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2002 Compared To Twelve Months Ended December 31, 2001

          Readers of the following information and our Financial Statements must be aware that due to the discontinuation as of December 31, 2002 and sale in February of 2003 of our K-12 operations, which was previously undertaken by our wholly owned subsidiary, eLNet, the analysis of our financial condition and results of operation contained herein with respect to revenues, cost of goods sold, and operating expenses and margins and our liquidity analysis is presented with the understanding that all financial information of eLNet for the periods ending December 31, 2002 and 2001 are netted and reflected as "Net Assets From Discontinued Operations" and "Provision for Loss From Disposal of Discontinued Operations" on our Balance Sheet, "Discontinued Operations" after "Income From Continuing Operations Before Preferred Dividends" on our Statement of Operations and "Transitional Goodwill Impairment Loss" and "Provision for Loss From Disposal of Discontinued Operations" on our Statements of Cash Flows.

          Our revenues increased by $863,053 to $4,868,211 for fiscal 2002, from $4,005,158 in fiscal 2001, representing an increase of 21.5%. This increase is primarily attributed to a 37% increase in our degree programs primarily related to: (i) a 227% increase in revenues with respect to our radiology degree program reflecting a full year of revenue recognition combined with a more sales to new students; (ii) a 13.3% increase in revenues with respect to our bachelor's of criminal justice program; (iii) the launching of two new nursing programs with Graceland University (which will be discontinued in 2003) and a new master's degree program in criminal justice with the University of Cincinnati; (iv) coupled with slight increases in our revenues with respect to our audiology (7.1%) and pharmacy (5.1%) programs. The increase in the degree program revenues were slightly offset with a 12.9% decline in our certificate revenues, consulting and other revenues. Consulting contracts, a new source of revenue for us in 2001, contributed $384,000 during fiscal 2002, a decline of $98,000 or approximately 20%.

          Gross profit increased by $936,572, or 33.4%, to $3,741,744 for fiscal 2002 from $2,805,172 in fiscal 2001, primarily due to increased margins in our degree programs of 54.1% and partially offset by decreases of approximately 18.1% in our non-degree program margins (principally related to the write-off of content with respect to certain discontinued certificate programs). In fiscal 2002, our gross profit margin increased to 76.9% from 70% in the comparable 2001 period. The increase is primarily attributed to increased margins in our radiology program and bachelor's of criminal justice program, which collectively account for a higher percentage of revenues than in the year ago period.

          Operating expenses decreased by $251,802 to $3,283,137 for fiscal 2002 from $3,534,939 for fiscal 2001, representing a decrease of approximately 7.1%. This decrease is primarily due to:

     . A reduction of payroll and contract labor collectively aggregating $119,067 primarily resulting from the resignation of the Company's
          CFO in May of 2002.
     . A reduction of $39,053, or 48.4%, in travel as the exploration for new programs and other initiatives was significantly curtailed.
     . Recruiting expenses was down $28,257 as few new employees were brought on board in fiscal 2002.
     . Depreciation and amortization expense classified as operating expenses decreased by $22,012 to $221,028 in fiscal 2002 from $243,040 in fiscal 2001 reflecting the continued and reduced amortization of other assets, primarily marketing and content development investments undertaken in support of degree programs.
     . These decreases were partially offset by rising directors and officers' liability insurance and professional fees of $27,374 (25.6%) and $30,718 (37.3%), respectively

          Net interest income decreased by $7,000 to $6,000 in fiscal 2002 from $13,000 in fiscal 2001. This decrease reflects our allocation of cash reserves to the investments we made in people, programs and marketing.

          As a result of the increase in revenues and gross margin, coupled with slightly lower operating expenses and lower net interest income, net income from continuing operations before preferred dividends increased by $1,187,000, resulting in a net income from continuing operations before preferred dividends of approximately $470,000 for fiscal 2002 compared with a net loss before dividends of approximately $717,000 in fiscal 2001.

Discontinued Operations

          The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, customer budget cuts, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company's wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending December 31, 2002, with a net loss of $356,908 in 2001 and $165,796 in 2002.

          Effective February 28, 2003, we entered into and consummated the closing of a Stock Purchase Agreement with R&B Holdings, Inc., a Virginia corporation whereby we sold all of the issued and outstanding stock of eLNet for $326,704 in cash and the assignment to the Company of an eLNet receivable in the amount of $123,296. In connection with that transaction, eLNet maintained its right to collect and keep all of the remaining outstanding receivables totaling approximately $29,000 and remained responsible for the payment of approximately $34,537 of accounts payable and other accrued expenses. Each of the parties was responsible for their legal, accounting and other expenses incurred in connection with the transaction.

The summary of the results from discontinued operations is as follows:

The contractual net assets identified as part of the disposition of eLNet are recorded as net assets of discontinued operations and the net cash flow of this business are reported as Net cash provided by discontinued operations.

Net assets of discontinued operations consisted of the following:

(thousands of dollars)                                          2002      2001
                                                               -------   ------
Net current assets                                             $    37   $   72
Property, plant and equipment - net                                 18       33
Other net noncurrent assets                                      1,514    3,360
Net assets of discontinued operations                          $ 1,570   $3,465
                                                               -------   ------

Discontinued operations - net of tax were as follows:
(thousands of dollars)                                          2002      2001
                                                               -------   ------
Net Sales                                                      $ 1,059   $1,359
                                                               -------   ------
Pre-tax income/(loss)                                          $  (166)  $ (357)
Provision for taxes on income                                       --       --

Loss from operations of discontinued
   businesses-net of tax                                          (166)    (357)
Pre-tax gain/(loss) on disposal of
   discontinued businesses                                      (1,550)      --
Provision/(benefit) for taxes on gain/(loss)                        --       --
Gain/(loss) on disposal of discontinued
   businesses-net of tax                                        (1,550)      --
Discontinued operations - net of tax                           $(1,716)  $ (357)

Liquidity and Capital Resources

          Our cash and cash equivalents totaled $451,000 as of December 31, 2002 as compared to $481,000 in 2001.

          This slight decrease in cash was attributed to:

          . Cash provided by operating activities was $1,376,000 as compared to $857,000 in the year ago period, or an increase of approximately 62%.

          . Cash used in investing activities (principally marketing and content development) remained relatively consistent in 2002 as compared to 2001 reflecting a total spend of $1,366,000 as compared to $1,355,000 in 2001.

          . We spent approximately $40,000 in cash related to financing activities primarily related to the payment of preferred dividends of $140,000 which was offset with the receipt of $75,000 from our line of credit and the repayment of a $75,000 bridge loan made to an acquisition target in 2001.

          Considering our current cash position as well as our projected cash flows for fiscal 2003 including the attendant risks and contingencies associated with the expected realization of cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, we will be unable in the near term to continue to develop new product offerings or engage in new opportunities for which cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time, it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from employee and other infrastructure costs related to growth strategy, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate certain members of our staff and infrastructure costs and expenses related to such terminated or discontinued programs.

Subsequent Events.

          On March 5, 2003, we received a letter from Graceland University whereby Graceland, exercising its option under our agreement, elected to terminate its relationship with us as a result of the failure to meet the minimum number of students' threshold by the spring of 2003. Accordingly, we are in the process of discontinuing our Masters of Science in Nursing, Bachelors of Science in Nursing and Registered Nurse to Masters of Science in Nursing programs as well as a one certificate program with Graceland. With respect to this program, approximately 4% of our degree program revenues and approximately 3% of our other revenues were derived from these programs during the year ended December 31, 2002. As of this date, the details of our transitional arrangement with Graceland

University are uncertain as well as the financial impact that the loss of this relationship will have on our overall financial performance for 2003 and beyond.

          We currently have contracts with the University of Florida for two ongoing degree and three ongoing non-degree programs. The contract with respect to one of our degree programs, Doctor of Audiology, expires in September of 2003 and as of this date, there is no indication that the University of Florida is willing to renew our contract or enter into a new contract with respect to this program. With respect to this program, approximately 26% of our degree program revenues and approximately 20% of our total revenues were derived from this program during the year ended December 31, 2002. Accordingly, the loss of this contract will have a material adverse impact on our revenues and earnings and if not replaced with anticipated revenue and earnings increases due to growth in our other existing programs and/or new programs, will result in a material adverse impact on the Company and its financial results.

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

Our Business and Future Prospects.

          We commenced operations in November 1993 and did not begin to generate significant revenues until fiscal 1999. For the year ended December 31, 2002, we had revenues of $4.8 million and net income before dividends, changes in accounting principles and losses from discontinued operations of $459,000.

          In June 2002 management utilizing the criteria set forth in SFAS 142 determined that a portion of the goodwill associated with the acquisition of our wholly-owned subsidiary, eLNet, should be written-off. The fair value of eLNet as of that time was estimated by management using a combination of traditionally accepted valuation methods (i.e., multiples of revenue and EBITDA as well as discounted cash flow and industry comparables). As a result, effective March 31, 2002 we recorded a transitional goodwill impairment loss of $2,000,000 as the effect of a change in accounting principle. The recognized transitional goodwill impairment loss was an estimate that was not finalized until the filing of this Form 10-KSB due to management's inability, as of June 2002 to predict, with any reasonable degree of accuracy, the long-term effect of the foregoing described factors.

          The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, customer budget cuts, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company's wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending December 31, 2002, with a net loss of $356,908 in 2001 and $165,796 in 2002. Effective February 28, 2003, we entered into and consummated the closing of a Stock Purchase Agreement with R&B Holdings, Inc., a Virginia corporation whereby we sold all of the issued and outstanding stock of eLNet for $326,704 in cash and the assignment to the Company of an eLNet receivable in the amount of $123,296. As a result of the sale of eLNet which was effective as of February 28, 2003, we recognized an additional loss from discontinued operations of approximately $1,716,000 as of December 31, 2002 resulting in a net loss for the year ending December 31, 2002 of approximately $3.716 million.

          On March 5, 2003, we received a letter from Graceland University whereby Graceland, exercising its option under our agreement, elected to terminate its relationship with us as a result of the failure to meet the minimum number of students' threshold by the spring of 2003. Accordingly, we are in the process of discontinuing our Masters of Science in Nursing, Bachelors of Science in Nursing and Registered Nurse to Masters of Science in Nursing programs as well as a one certificate program with Graceland. With respect to this program, approximately 4% of our degree program revenues and approximately 3% of our other revenues were derived from these programs during the year ended December 31, 2002. As of this date, the details of our transitional arrangement with Graceland University are uncertain as well as the financial impact that the loss of this relationship will have on our overall financial performance for 2003 and beyond.

          We currently have contracts with the University of Florida for two ongoing degree and three ongoing non-degree programs. The contract with respect to one of our degree programs, Doctor of Audiology, expires in September of 2003 and as of this date, there is no indication that the University of Florida is willing to renew our contract or enter into a new contract with respect to this program. With respect to this program, approximately 26% of our degree program revenues and approximately 20% of our total revenues were derived from this program during the year ended December 31, 2002. Accordingly, the loss of this contract will have a material adverse impact on our revenues and earnings and if not replaced with anticipated revenue and earnings increases due to growth in our other existing programs and/or new programs, will result in a material adverse impact on the Company and its financial results.

          The uncertainty of our future performance, in particular, and the uncertainty regarding the contract with the University of Florida with respect to our Doctor of Audiology contract coupled with the loss of our nursing contract with Graceland University and the uncertainty of our future growth prospects, in general, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

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

In any Quarter, a Delay In Receiving Payment from a Content Partner Could Harm Our Performance.

          We expect that we will continue to depend upon a small number of content partners for a significant portion of our revenues. As a result, our operating results could suffer if we lose any of these partners or if these partners delayed payment in any future fiscal period. For example, in fiscal 2002, our largest content partner accounted for approximately 47% of our total revenues. We expect that the University of Florida will account for a significant portion of our revenues at least through fiscal 2003. However, the contract with respect to our Doctor of Audiology program with the University of Florida expires in September of 2003 and as of this date, there is no indication that the University of Florida is willing to renew our contract or enter into a new contract with respect to this program. With respect to this program, approximately 26% of our degree program revenues and approximately 20% of our total revenues were derived from this program during the year ended December 31, 2002. Accordingly, the loss of this contract will have a material adverse impact on our revenues and earnings and if not replaced with anticipated revenue and earnings increases due to growth in our other existing programs and/or new programs, will result in a material adverse impact on the Company and its financial results.

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

A Failure to Manage Our Growth Could Adversely Affect Our Business.

          In 2003, we have modified our growth strategy by focusing all of our available resources on our current core offerings with the addition of one new program expected in the fall of 2003. Our strategy is to grow aggressively. This strategy will place significant demands on our financial, operational, and management resources and will expose us to a variety of risks. Our expected growth will result in an increase in the level of responsibility for our key personnel. Expenses arising from our efforts to develop new products, or increase our existing market penetration could have an adverse impact on our business, results of operations, and financial condition.

          We might not be able to manage any additional products and services. We might experience slower than expected uptake on our new product offerings. Acquisition or new product development will require our management to develop expertise in new areas and to attract new customers, both of which may be difficult to do.

We Do Not Anticipate Any Acquisitions During 2003.

          As part of our business strategy, we do not anticipate at this time to acquire businesses. We may, however, engage in strategic ventures and alliances or investments will be accompanied by certain risks. These risks include, among other things, the:

          .    expenditures of cash which may reduce our cash reserves to critical levels,
          .    difficulty of assimilating the operations and personnel of the venture,
          .    potential disruption of our ongoing business,
          .    distraction of management from our core business,
          .    inability of management to maximize our financial and strategic position,
          .    increase in general and administrative expenses,
          .    expansion of management information systems,
          .    need for greater facilities requirements,
          .    increase in overall headcount,
          .    maintenance of uniform standards, controls, procedures and policies, and
          .    impairment of relationships with employees and clients as a result of any integration of new management personnel

          Any of these factors could have a material adverse effect on our business, results of operations or financial conditions, particularly in the case of a larger acquisition.

Some of Our Products Are Less Profitable Than Others.

          Some of our revenues are derived from products such as our non-degree programs which, as a percentage of revenues, currently require a higher level of development, distribution and support expenditures compared to some of our degree programs. To the extent that revenues generated from these products become a greater percentage of our total revenues (which could occur as the result of the loss of our contract with the University of Florida regarding our Audiology program), our operating margins will decrease, unless the expenses associated with these products decline as a percentage of revenues or unless viable like-kind programs are launched within a timely manner.

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

We Have A History of Losses and No Assurance Can Be Given of Return to Profitability.

          Prior to expanding our infrastructure and business in fiscal year 2000, the Company was profitable, but during the fiscal years 2000 and 2001 the Company was unable to generate revenue sufficient offset these additional expenses and in 2002, to offset losses resulting from discontinued operations. Consequently, the Company again sustained substantial losses in 2002. Net losses before preferred dividends for the twelve (12) months ended December 31, 2002 were approximately $3.246 million ($3.386 million after preferred dividends) or $(0.21) per share. This loss results from charges incurred with respect to the write off of goodwill and discontinued operations of eLNet in the aggregate amount of $3.716 million. While no assurance can be given, we believe our continuing business operations which were profitable in 2002 will continue to be profitable in 2003 and that with the elimination of eLNet our resources, both human and capital, is largely adequate to support our planned growth in 2003.

Our Future Capital Needs; Potential Need for Additional Financing.

          While we presently have a limited amount of working capital, we believe that our current cash position and line of credit, together with the expected revenues of the Company will be sufficient to provide the Company with capital sufficient to fund our required working capital needs for the fiscal year 2003. However, in order to expand our business we may be required to raise additional capital. If the Company needs to raise additional financing, there can be no assurance that such funds will, in fact, be available or if available will be sufficient in the near term or that conditions and circumstances described herein may not result in subsequent cash requirements by the Company or that future funds will be sufficient to meet such needs. In the event of such developments, attaining financing under such conditions may not be possible, or even if additional capital may be otherwise available, the terms on which such capital may be available may not be commercially feasible or advantageous.

          Considering our current cash position as well as our projected cash flows for fiscal 2003 including the attendant risks and contingencies associated with the expected realization of cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, we may be unable in the near term to continue to develop new product offerings, and expand our infrastructure for which cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time, it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from our growth strategy, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate certain members of our staff and infrastructure costs and expenses related to such terminated or discontinued programs.

New Marketing Personnel and Strategies Will Affect Our Ability to Increase Revenues and Profits.

          Effective January 2003 the Company retained the services of Rich Flaherty to oversee its operations with a concentration on sales and marketing efforts. Beginning in early 2003, Mr. Flaherty has developed and implemented new marketing strategies and tactics and in connection with same, the Company has committed a large portion of its available cash and human resources to execute these plans. In order for the Company to increase its revenues and earnings, the efforts and plans of Mr. Flaherty must be successful and as of this date, no assurance can be given that these efforts will be effective or that the Company will be successful in gaining market share with respect to its existing programs or will enjoy acceptance for any new products or offerings it may develop. Likewise, no assurance can be given that the Company will be able to recruit and retain required number and level of skilled business development, sales, marketing, service or support personnel, that will be needed to execute these strategies and plans.

To the extent that the Company and Mr. Flaherty are unsuccessful in their efforts, the financial results of the Company will be materially adversely affected.

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

Possible Sales of Securities by Current Shareholders May Have Depressive Effect On Market.

          There are currently approximately 15,861,250 shares of the Company's common stock outstanding which are either freely tradable or may be traded as "restricted securities" pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company's common stock.

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

Item 7. Financial Statements

Financial Statements. The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

Index to Financial Statements                                                F-1

Report of Independent Certified Public Accountants Parks, Tschopp,
Whitcomb & Orr, P.A.                                                         F-2

Consolidated Balance Sheets

As of December 31, 2002 and 2001                                             F-3

Consolidated Statements of Operation
For The Years Ended December 31, 2002 and 2001                               F-4

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2002 and 2001                               F-5

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2002 and 2001                               F-6

Notes To Consolidated Financial Statements
December 31, 2002 and 2001                                                   F-7

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Person

Board of Directors and Executive Officers

          The name and age of each nominee, his principal occupation, and the period during which such person has served as a director is set forth below:

                                        First Became A
Name Of Nominee                Age   Director Of The Company   Position
----------------------------   ---   -----------------------   ----------------------------
Rogers W. Kirven, Jr. (1)(2)   49              1999            Chairman of the Board/CEO
Daniel J. Devine (1)(2)        41              1999            President and Director
Dr. Robert Frank (2)           50              1999            Director
Dr. Paul Lerman                61              1999            Director
Thomas J. Crane (1)            45              2000            Director
Richard M. Flaherty            44              N/A             Executive Vice President/COO

----------
(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.

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

Non-Director Executive Officers

          Anthony Ruben. Effective May 24, 2002, the Company entered into a Termination and Settlement Agreement with Anthony Ruben its Chief Financial Officer. The principal terms of the Settlement Agreement are as follows:

               . Mr. Ruben resigned effective as of May 24, 2002 (the "Termination Date") as CFO of the Company.

               . The Company agreed to pay and did pay Mr. Ruben his base salary and benefits accrued through the Termination Date.

               . The Company agreed to pay and did pay the cost of COBRA insurance coverage for Mr. Ruben for the months of June and July 2002.

               . The Company agreed to pay and did pay Mr. Ruben the sum of $15,000.00 for certain transition services.

               . Mr. Ruben was entitled to keep 50,000 options to purchase the Company's common stock with the understanding that such options would expire if not sooner exercised on April 30, 2003.

               . The execution by Mr. Ruben of a release of the Company and its subsidiaries.

          Richard M. Flaherty. Effective January 6, 2003, Mr. Flaherty became the Company's Executive Vice President and Chief Operating Officer. Mr. Flaherty comes to us with over fifteen years senior management experience in high growth companies as President, Chief Operating Officer, Executive Vice President of Sales and Marketing and Chief Financial Officer. From 2000-2002, Mr. Flaherty was president of Special Data Processing, a $150 million direct marketing firm with over 25,000 employees located in Clearwater, Florida. Mr. Flaherty served as Executive Vice President of Sales and Marketing from 1994 to 1999 for Crown Marketing Group, a marketing and promotional company located in Clearwater, Florida and was later promoted to President of the Company in 2000. Mr. Flaherty holds a Bachelor of Arts Degree in Business Administration from the University of Notre Dame, South Bend, Indiana.

Committees and Meetings.

          The Board of Directors held 4 meetings in 2002 and each director of the Board attended either in person or via teleconference. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

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

          The Company has established a standing Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors an accounting firm to serve as the Company's independent accountants, reviews the scope and results of the annual audit of the Company's consolidated financial statements, reviews nonaudit services provided to the Company by the Company's independent accountants and monitors transactions among the Company and its affiliates, if any. The Audit Committee currently consists of Mr. Kirven, who is the Chairman, Mr. Devine and Mr. Crane. The Audit Committee met on March 10, 2003 and in connection with such meeting:

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

Item 10.  Executive Compensation

     The following table sets forth compensation paid by the Company to each person who served in the capacity of Chief Executive Officer during 2001 and 2002 and other officers of the Company whose total annual salary and bonus for the fiscal years ended December 31, 2001 and December 31, 2002 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  Long Term Compensation Awards
                                                                          ------------------------------------------
                                             Annual Compensation                     Awards                Payouts
                                    -----------------------------------   ----------------------------   -----------
                                                                                           Securities
    Name & Principal                                       Other Annual     Restricted     Underlying       LTIP
        Position             Year   Salary($)   Bonus($)   Compensation   StockAward(s)$   Options (#)   Payouts ($)
--------------------------   ----   ---------   --------   ------------   --------------   -----------   -----------
Rogers W. Kirven, Jr., CEO   2002    $103,633   $ 80,208      $ 9,837          $-0-              -0-        $-0-
(1)(3)(4)                    2001    $178,365   $    -0-      $14,111          $-0-         (116,000)       $-0-

Daniel J. Devine             2002    $ 83,217   $ 64,167      $ 9,776          $-0-              -0-        $-0-
President (2)(3)(4)          2001    $142,692   $    -0-      $14,111          $-0-         (84,000)        $-0-

Anthony Ruben                2002    $ 54,892   $    -0-      $ 2,036          $-0-              -0-        $-0-
CFO(5)                       2001    $138,391   $    -0-      $12,865          $-0-          300,000        $-0-

(1) Rogers W. Kirven, Jr. has served as our Director and the Chief Executive Officer since our organization on February 9, 1999. Pursuant to an employment agreement entered into in November 1999, Mr. Kirven receives annual salary payments equal to $175,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2002, the Company paid Mr. Kirven a car allowance of $4,750 and paid health insurance premiums of $5,086.80. See "Employment Agreements."

(2) Daniel J. Devine has served as a Director and President since our organization on February 9, 1999. Pursuant to an employment agreement entered into in November 1999, Mr. Devine receives annual salary payments equal to $140,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2002, the Company paid Mr. Devine a car allowance of $4,750 and paid health insurance premiums of $5,025.84. See "Employment Agreements."

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

(4) Bonuses are actual amounts paid plus accruals. Rogers W. Kirven Jr. has been paid $31,250, while the difference $48,958 was accrued for. Daniel J. Devine has been paid $25,000, while the difference $39,167 was accrued for.

(5) Mr. Ruben resigned as CFO of the Company in May 2002. Mr. Ruben was entitled to keep 50,000 options to purchase the Company's common stock previously granted to him with the understanding that such options would expire if not sooner exercised on April 30, 2003.

Equity Compensation Plans.

A summary of options granted to purchase common stock under the Company's 2002, 2000 and 1999 Stock Plans are presented below:

                                                                  Weighted
                                                                  Average
               2002 Plan                             Shares    Exercise Price
------------------------------------------------   ---------   --------------
Outstanding as of December 31, 2001                       --          --
   Granted                                           374,000       $0.25
   Exercised                                              --          --
   Forfeited                                         125,000       $0.25
                                                     -------       -----
Outstanding as of December 31, 2002                  249,000       $0.25
                                                     =======       =====
Options exercisable at year end                      219,167       $0.25
                                                     =======       =====

                                                                  Weighted
                                                                  Average
               2000 Plan                             Shares    Exercise Price
------------------------------------------------   ---------   --------------
Outstanding as of December 31, 1999                       --           --
   Granted                                         1,060,000        $1.95
   Exercised                                              --           --
   Forfeited                                          60,000         2.00
                                                   ---------        -----
Outstanding as of December 31, 2000                1,000,000        $1.95
                                                   =========        =====
   Granted                                           440,000        $0.38
   Exercised                                              --           --
   Forfeited                                         455,000         2.00
                                                   ---------        -----
Outstanding as of December 31, 2001                  985,000        $1.22
                                                   =========        =====
   Granted                                           300,000        $0.24
   Exercised                                              --           --
   Forfeited                                         540,000        $2.00
                                                   ---------        -----
Outstanding as of December 31, 2002                  745,000        $0.26
                                                   =========        =====
Options exercisable at year end                      745,000        $0.26
                                                   =========        =====

Weighted  average fair value of options  granted
    during the year at market                        300,000       $0.24
                                                   =========       =====

                                                                  Weighted
                                                                  Average
                 1999 Plan                           Shares    Exercise Price
------------------------------------------------   ---------   --------------
Outstanding as of December 31, 1998                       --           --
   Granted                                         1,500,000        $0.94
   Exercised                                              --           --
   Forfeited                                              --           --
                                                   ---------        -----
Outstanding as of December 31, 1999                1,500,000        $0.94
   Granted                                            90,000         1.50
   Exercised                                              --           --
   Forfeited                                          90,000         3.02
                                                   ---------        -----
Outstanding as of December 31, 2000                1,500,000        $0.86
                                                   =========        =====
   Granted                                           235,000        $0.38
   Exercised                                              --           --
   Forfeited                                         318,600         0.83
                                                   ---------        -----
Outstanding as of December 31, 2001                1,416,400        $0.78
   Granted                                            45,000        $0.25
   Exercised                                              --           --
   Forfeited                                         150,000         0.78
                                                   ---------        -----
Outstanding as of December 31, 2002                1,311,400        $0.76
                                                   =========        =====
Options exercisable at year end                    1,262,608         0.76
                                                   =========        =====

Weighted  average fair value of options  granted
   during the year at market                          45,000        $0.24
                                                   =========        =====

The following table summarizes information about the options outstanding at December 31, 2002:

                          Options Outstanding                  Options Exercisable
           ---------------------------------------------   -------------------------------
                                 Weighted
               Number            Average        Weighted      Number
           Outstanding at       Remaining        Average   Exercisable at      Weighted
Exercise    December 31,    Contractual Lives   Exercise    December 31,       Average
 Prices         2002             (years)          Price        2002         Exercise Price
--------   --------------   -----------------   --------   --------------   --------------
  $ .24        300,000             4.50                         300,000
  $  25        294,000             4.50                         230,834
  $ .35         16,000             3.13                          12,666
  $.375        600,000             3.00                         593,500
  $ .45         34,000             1.17                          34,000
  $ .55         25,000             1.24                          25,000
  $ .75        911,400             1.11                         911,400
  $1.00        100,000             2.95                          94,375
  $2.00         15,000             2.91                          15,000
  $4.00         10,000             1.11                          10,000
             ---------             ----          -----        ---------         -----
             2,305,400             3.09          $0.55        2,226,775         $0.55
             =========             ====          =====        =========         =====

Awards under the Plan consist of stock options (both non-qualified options and options that qualify as "Incentive Stock Options" under Section 422 of the IRC of 1986, as amended), as described in the Plan.

For the years ended December 31, 2002 and 2001, compensation expense related to stock options issued to non-employees of $0 and $46,717, respectively, was recognized in the accompanying consolidated statements of operations. The remaining unamortized unearned compensation at December 31, 2002 and 2001, was $0 and $327, respectively.

For the years ended December 31, 2002 and 2001, compensation expense related to warrants issued to non-employees of $33,473 and $39,000, respectively, was recognized in the accompanying consolidated statements of operations. There was no unearned compensation expense at December 31, 2002 or 2001.

Stock Option Grants

     There were no grants of stock options to the Named Executive Officers during fiscal year ending December 31, 2002.

Value of Options Outstanding at Year End

          As of December 31, 2002 the Company had 457,100 issued and outstanding options to Named Executive Officers. Because the market price of the Company's stock was in excess of the exercise price of these options there has been no value assigned to these options.

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

          .    a provision for term life insurance;

          .    automobile allowance;

          .    discretionary bonuses as determined by the board; and

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

     .    provisions for a term life insurance;

     .    automobile allowance;

     .    discretionary bonuses as determined by the board; and

     .    standard benefits.

Richard M. Flaherty

The Company entered into an employment agreement with Richard M. Flaherty, to serve as our Executive Vice President and Chief Operating Officer, on January 6, 2003 for an initial term of three years. The principal terms of Mr. Flaherty's employment agreement are as follows:

     . an annual salary of $180,000, which may be increased from time to time at the discretion of our Board of Directors;

     . Mr. Flaherty was granted options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.25 per share (the "Option Shares") which shall vest as follows:

          (i) 500,000 of the Option Shares will vest prorata on a calendar quarterly basis at the end of each calendar quarter of each year (i.e., 41,667 Option Shares will vest at the end of each quarter saving the last quarter of this Agreement for which only 41,663 Option Shares will vest);

          (ii) 166,667 of such Option Shares will vest if the Company recognizes at least $2,500,000 of net income from operations for the calendar year ending December 31, 2003;

          (iii) 166,667 Option Shares will vest if the Company recognizes at least $3,750,000 of net income from operations for the calendar year ending December 31, 2004; and

          (iv) 166,666 Option Shares will vest if the Company recognizes at least $5,000,000 of net income from operations for the calendar year ending December 31, 2005.

          (v) Notwithstanding the foregoing, if the Company recognizes at least $5,000,000 of net income from operations for any annual period ending December 31, 2003, 2004 or 2005.

     .    provisions for a term life insurance;

     .    $650.00 monthly non-accountable expense reimbursement;

     .    discretionary bonuses; and

     .    standard Benefits.

Compensation of Directors

          Our directors who are also officers receive no additional compensation for their service as directors. Saving Mr. Crane, each of our outside directors were granted 5,000 options on December 1, 1999. These options have an exercise price of $4.00 and expire on February 9, 2004, unless otherwise extended. On December 12, 2000 Mr. Thomas Crane was elected as a director of the Company and was granted 100,000 options to purchase the Company's common stock at an exercise price of $1.00 per share. Thirty thousand of these options vested immediately with the remaining 70,000 vesting ratably on a monthly basis over two (2) years. In April of 2002, the Company granted Mr. Crane an additional 50,000 options to purchase the Company's common stock at an exercise price of $0.25 per share of which 25,00 such options vested immediately and the remainder vest at the rate of 2,085 per month. As of December 31, 2002, Mr. Crane has 136,042 options which have vested.

          Our non-officer directors were paid $500.00 each in cash compensation to serve on our board in fiscal 2002. Cash and non-cash fees are expected to be paid our non-employee directors for service in the future. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of our Board of Directors.

Item 11. Security Ownership of Management and Principal Stockholders

          The following table sets forth data as of December 31, 2002 concerning the beneficial ownership of common shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding common shares, (ii) all directors and nominees and each Named Executive Officer (as defined under "Executive Compensation" below) and (iii) all directors and executive officers as a group. This table reflects options and warrants that have vested or will vest within the next 60 days and which are exercisable.

                                                    Options/Warrants
      Name and Address of        Shares of Common      for  Common       Total      Percentage
       Beneficial Owner             Stock Owned     Stock Owned (8)      Shares     Owned (9)
------------------------------   ----------------   ----------------   ---------    ----------
Management

Rogers W. Kirven, Jr. (1)(4)         4,546,289          285,118        4,831,407      24.25%
2710 Rew Circle, Suite 100
Ocoee, FL  34761

Daniel J. Devine (1)(5)             3,391,587           210,732        3,602,319      18.08%
2710 Rew Circle, Suite 100
Ocoee, FL  34761

Thomas J. Crane (2)(6)                 270,000          236,042          506,042       2.54%
5780 Grande Reserve Way, #1410
Naples, FL 34110

Dr. Paul Lerman(2)                         -0-            5,000            5,000           *
Farleigh Dickenson University
1000 River Road
H325A
Teaneck, NJ 07666

Dr. Robert G. Frank (2)                    -0-            5,000            5,000           *
College of Health Professions
University of Florida
P.O. Box 100185
Gainesville, FL  32610

All officers and directors           8,197,876          741,892        8,949,768      44.92%
As a group (5 persons)

Other Principal Stockholders

Pioneer Ventures Ltd. Ptn. (7)         875,000          300,000        1,175,000       5.90%
651 Day Hill Road
Windsor, CT  06095-0040

----------
*    INDICATES LESS THAN ONE PERCENT.

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

(5) As a founder of the Company, Mr. Devine received 3,482,587 (on a post-recapitalization basis) shares of the Company's common stock at an exercise price of $0.75. On December 24, 1999, Mr. Devine gifted 147,000 shares to the University of Florida Foundation. On March 31, 2001 pursuant to a private offering of the Company's securities, Mr. Devine purchased 37,500 shares and a warrant to acquire an additional 18,750 shares at $0.50 per share for $18,750. On June 26, 2001, Mr. Devine forfeited 84,000 of his options. During 2001, Mr. Devine purchased 8,500 shares of the Company's common stock in the open market at an average price of $0.25 per share. During 2002, Mr. Devine purchased 10,000 shares of the Company's common stock in the open market at an average price of $0.10 per share.

(6) Mr. Crane was granted 100,000 options on December 12, 2000 (70,838 of which have vested or will vest in the 60 days following December 31, 2001) at an exercise price of $1.00 per share expiring on the fifth anniversary date of vesting. During 2000, Mr. Crane also purchased 70,000 shares of our common stock in the open market at an average price per share of approximately $2.03. Pursuant to a private offering of the Company's common securities in accordance with an exemption from registration, Mr. Crane purchased 200,000 shares of the Company's common stock and a warrant to purchase 100,000 additional shares at $0.50 for $100,000. On April 1, 2002, the Company granted an additional 50,000 options having a five-year term, 25,000 of which vested on the date of grant with the remainder vesting at the rate of 2,083 per month.

(7) Pioneer Ventures owns 2,000 shares of our convertible Series A Preferred Stock which may be converted by Pioneer at anytime into 875,000 shares of our common stock. By virtue of our Certificate of Designation, Pioneer Ventures has the right to vote its Preferred Stock with our common shareholders as a group on the same basis as if the Preferred Stock was converted to common stock. In July of 2001 in exchange for Pioneer's consent to allow us to change accountants, the Company granted Pioneer warrants to purchase: 100,000 of our common shares at $0.55 per share expiring on December 31, 2002; 100,000 of our common shares at $0.75 per share expiring on December 31, 2003; and, 100,000 of our common shares at $1.00 per shares expiring on June 30, 2004.

(8) Reflects options granted under our option plans which may be exercised within the next 60 days.

(9) Based upon 15,861,250 issued and outstanding shares and 4,056,775 options, warrants and other convertible instruments (i.e., the Series A Convertible Preferred) that may be either exercised or converted into common stock within the next 60 days.

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

Fiscal Year 2001

          Ramsey Hashem served as Vice President of the Company from May 2000 until his resignation on March 16, 2001. In connection with Mr. Hashem resignation, the Company paid Mr. Hashem $37,000 in consulting fees from March, 2001 to June, 2001. For the Fiscal year ended December 31, 2001, the Company paid Mr. Hashem a car allowance of $1,184.62 and paid health insurances premiums of $1,602.80.

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

Fiscal Year 2002

          Effective May 24, 2002, the Company entered into a Termination and Settlement Agreement with Anthony Ruben its Chief Financial Officer. The principal terms of the Settlement Agreement are as follows:

               . Mr. Ruben resigned effective as of May 24, 2002 (the "Termination Date") as CFO of the Company.

               . The Company agreed to pay and did pay Mr. Ruben his base salary and benefits accrued through the Termination Date.

               . The Company agreed to pay and did pay the cost of COBRA insurance coverage for Mr. Ruben for the months of June and July 2002.

               . The Company agreed to pay and did pay Mr. Ruben the sum of $15,000.00 for certain transition services.

               . Mr. Ruben was entitled to keep 50,000 options to purchase the Company's common stock with the understanding that such options would expire if not sooner exercised on April 30, 2003.

               . The execution by Mr. Ruben of a release of the Company and its subsidiaries.

          Effective October 1, 2002, the Company executed an Addendum to its Professional Lease Agreement with its landlords, one of which is the Company's CEO, increasing the base rental rate to $14.00 per square foot and extending the term until September 30, 2004.

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

1. Financial Statements (appearing at the end of this Report)

          Index to Financial Statements                                                    F-1

          Report of Independent Certified Public Accountants Parks, Tschopp,
             Whitcomb & Orr, PA                                                            F-2

          Consolidated Balance Sheets
             As of December 31, 2002 and 2001                                              F-3

          Consolidated Statements of Operation
             For The Years Ended December 31, 2002 and 2001                                F-4

          Consolidated Statements of Changes in Stockholders' Equity for the years ended
             December 31, 2002 and 2001                                                    F-5

          Consolidated Statements of Cash Flows
             For The Years Ended December 31, 2002 and 2001                                F-6

          Notes To Consolidated Financial Statements
             December 31, 2002 and 2001                                                    F-7

2.   Exhibits

          Exhibit 2 Plan of Acquisition, Reorganization, etc.

               2.1 Amended and Restated Stock Exchange Agreement dated effective October 31, 1999 by and among Compass Knowledge Group, Inc., Rehabilitation Training Institute, David Colburn, Michael Borcheck, Daniel J. Devine and Rogers W. Kirven, Jr.*

               2.2 Agreement and Plan of Merger dated November 15, 1999 among Winthrop Industries, Inc., Media Capital Subsidiary, Inc. and Compass Knowledge Group, Inc.*

               2.3 Stock Purchase Agreement by and between Compass Knowledge Holdings, Inc. and the University of Florida Foundation, Inc. effective December 1, 1999*

               2.4 Agreement and Plan of Stock Purchase entered into by and among COMPASS KNOWLEDGE HOLDINGS, INC., a Nevada corporation ("CKHI") and COMPASS ACQUISITION CORP., a Florida corporation (the "Acquisition Corp"), a wholly owned subsidiary of CKHI (CKHI and the Acquisition Corp shall sometimes be hereinafter collectively known as the "Buyer") and LARRY G. ROWEDDER, NANCY ROWEDDER, TAMMY ANDERSON, MIKE ROWEDDER, GINA ROWEDDER, JACQUELYN ROWEDDER, LARRY G. ROWEDDER AS CUSTODIAN FOR JESSICA ANDERSON UNDER THE OHIO TRANSFERS TO MINORS ACT and MICHAEL RUTHERFORD (collectively the "Stockholders") and JAMITA, INC., a Ohio corporation (hereinafter "Company" or "Jamita").**

               2.5 Agreement and Plan of Stock Exchange (the "'Agreement") entered into by and among COMPASS KNOWLEDGE HOLDINGS, INC., a Nevada corporation ("CKHI") and COMPASS ACQUISITION CORP., a Florida corporation (the "Acquisition Corp"), a wholly owned subsidiary of CKHI (CKHI and the Acquisition Corp shall sometimes be hereinafter collectively known as the "Buyer") and MICHAEL RUTHERFORD (the "Stockholder") and RUTHERFORD LEARNING GROUP, INC., a North Carolina corporation (hereinafter "Company" or "RLG").**

               2.6 SETTLEMENT AND ASSET PURCHASE AGREEMENT made effective as of July 1, 2001 (the "Effective Date") by and among Compass Knowledge Holdings, Inc. ("Compass"), Educators' Learning Network, Inc. f/k/a Jamita, Inc. ("ELNet"), Rutherford Learning Group, Inc. ("RLG") (Compass, ELNet, and RLG are hereinafter sometimes collectively referred to as the "Companies") and Michael Rutherford ("Rutherford").***

          Exhibit 3 Articles and Bylaws

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

               4.5  Compass Knowledge Group, Inc. Stock Option Agreement*

               4.6  Compass Knowledge Holdings, Inc. Year 2000 Stock Option
                    Plan.*

               4.7 Stock Purchase Warrants issued to Pioneer Ventures Associates Limited Partners on June 27, 2001.***

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

               10.8 Amendment to Employment Agreement effective January 7, 2002 with respect to that certain Employment Agreement entered into by and between Compass Knowledge Holdings, Inc. (the "Company") and Anthony Ruben (hereinafter, "Employee"), dated May 1, 2000.***

               10.9 TERMINATION AND SETTLEMENT AGREEMENT (hereinafter referred to as the "Agreement"), entered into effective March 16, 2001 (the "Effective Date"), by and between Compass Knowledge Holdings, Inc. ("Compass") and Ramsey Hashem ("Hashem") and the ADDENDUM TO THAT CERTAIN TERMINATION AND SETTLEMENT AGREEMENT dated March 16, 2001 (the "Addendum"), entered into effective June 1, 2001 (the "Effective Date"), by and between Compass and Hashem.***

               10.10 TERMINATION AND SETTLEMENT AGREEMENT (hereinafter referred to as the "Agreement"), entered into effective May 22, 2002 (the "Effective Date", by and between Compass Knowledge Holdings, Inc. ("Compass") and Anthony Ruben
                    ("Ruben").******

               10.11 Employment Agreement executed on January 6, 2003 to be effective as of January 6, 2003 (the "Commencement Date") by and between Compass Knowledge Holdings, Inc., (the "Company") and Richard M. Flaherty ("Employee").*****

               21.1 Subsidiaries of the Company*****

               99.1 Certification Pursuant to 18 U.S.C. (S) 1350, pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.*****

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

               ***** Enclosed with this filing.

               ****** Incorporated by reference from the Registrant's current
                      Form 8-K filed with the Commission on May 23, 2002.

          (b)  Reports on Form 8-K

               Form 8-K filed with the Commission on January 6, 2003

ITEM 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of management, including its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Company as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in periodic SEC filings.

(b) Changes in internal controls

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Chief Executive Officer's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPASS KNOWLEDGE HOLDINGS, INC.


Date:    March 31, 2003                 By: /s/ ROGERS W. KIRVEN, JR.
                                            ------------------------------------
                                            Chief Executive Officer and CFO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature             Title         Date
-------------------------   --------   --------------


/s/ DANIEL J. DEVINE        Director   March 31, 2003
-------------------------


/s/ DR. PAUL LERMAN         Director   March 31, 2003
-------------------------


/s/ DR. ROBERT FRANK        Director   March 31, 2003
-------------------------


/s/ THOMAS J. CRANE         Director   March 31, 2003
-------------------------

                                  CERTIFICATION
                           PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

          I, Rogers W. Kirven, Jr., CEO and CFO, certify that:

1. I have reviewed this annual report on Form 10-KSB of Compass Knowledge Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: March 31, 2003


          /s/ Rogers W. Kirven, Jr.
          ------------------------------------------
          Rogers W. Kirven, Jr., Chief Executive and
          Financial Officer

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 and 2001
TOGETHER WITH REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

                                    PART F/S
                        COMPASS KNOWLEDGE HOLDINGS, INC.
                                    CONTENTS

Index to Financial Statements                                                F-1

Report of Independent Certified Public Accountants Parks, Tschopp,
Whitcomb & Orr, PA                                                           F-2

Consolidated Balance Sheets
As of December 31, 2002 and 2001                                             F-3

Consolidated Statements of Operation
For The Years Ended December 31, 2002 and 2001                               F-4

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2002 and 2001                               F-5

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2002 and 2001                               F-6

Notes To Consolidated Financial Statements
December 31, 2002 and 2001                                                   F-7

Report of Independent Certified Public Accountants

To Compass Knowledge Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Compass Knowledge Holdings, Inc. and subsidiaries (a Nevada corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compass Knowledge Holdings, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parks, Tschopp, Whitcomb & Orr, PA
February 27, 2003
Maitland, Florida

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)
                  AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                                                   December 31, 2002   December 31, 2001
                                                                   -----------------   -----------------
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                 $   451             $   482
   Accounts receivable, net of allowance for doubtful accounts of $6 & $0 at December 31, 2002 and December 31, 2001,
      respectively                                                          905                  80
   Note receivable                                                           --                  75
   Prepaid expenses                                                          72                 123
   Other assets, net                                                        729                 527
                                                                        -------             -------
      Total current assets                                                2,157               1,287

PROPERTY AND EQUIPMENT, net                                                 245                 239

GOODWILL, net                                                               847                 847

OTHER ASSETS, net                                                           562                 707

NET ASSETS OF DISCONTINUED OPERATIONS                                     1,570               3,465
                                                                        -------             -------
      Total assets                                                      $ 5,381               6,545
                                                                        =======             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $   622             $   731
   Deferred student fees                                                  1,279                 689
   Note payable-current portion                                              75                  50
   Provision for Loss from Disposal of Discontinued Operations            1,682                  --
                                                                        -------             -------
      Total current liabilities                                           3,658               1,470
                                                                        -------             -------

                                                                        -------             -------
      Total liabilities                                                   3,658               1,470

STOCKHOLDERS' EQUITY:
   Preferred stock, 5,000,000 shares authorized,
      2,000 shares issued and outstanding                                 1,667               1,667
   Common stock, $0.001 par value; 50,000,000
      shares authorized, 15,861,250 and 15,861,250 shares issued and outstanding at December 31, 2002 and December 31, 2001
      respectively                                                           16                  16
   Additional paid-in-capital                                             6,020               5,986
   Unearned compensation                                                     --                  (0)
   Accumulated deficit                                                   (5,979)             (2,593)

                                                                        -------             -------
      Total stockholders' equity                                          1,723               5,076
                                                                        -------             -------
      Total liabilities and stockholders'equity                         $ 5,381             $ 6,545
                                                                        -------             -------

The accompanying notes are an integral part of these consolidated financial statements.

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                     2002          2001
                                                                 -----------   -----------
TOTAL STUDENT FEE REVENUE
      Net student fee revenue from degree programs               $     3,790   $     2,768
      Gross student fee revenue from non-degree programs                 686           712
      Gross revenue from subscriptions and consulting services           384           482
      Other revenue                                                        8            43
                                                                 -----------   -----------
         Total revenue                                                 4,868         4,005

INSTRUCTION COSTS AND SERVICES                                         1,126         1,200
                                                                 -----------   -----------
         Gross profit                                                  3,742         2,805
                                                                 -----------   -----------

OPERATING EXPENSES
      Selling and promotional                                            570           593
      General and administrative                                       2,713         2,942
                                                                 -----------   -----------
         Total operating expenses                                      3,283         3,535
                                                                 -----------   -----------
INCOME (LOSS) FROM OPERATIONS                                            459          (730)
                                                                 -----------   -----------

OTHER INCOME (EXPENSE)
      Interest income                                                     11            26
      Interest expense                                                    (5)          (13)
      Other Income                                                         5            --
                                                                 -----------   -----------
         Total other income                                               11            13
                                                                 -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE PREFERRED DIVIDENDS                                            470          (717)

DISCONTINUED OPERATIONS                                               (1,716)         (357)
                                                                 -----------   -----------
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                (1,246)       (1,074)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   (2,000)           --
                                                                 -----------   -----------
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS                              (3,246)       (1,074)

LESS: PREFERRED STOCK DIVIDENDS                                         (140)         (140)
                                                                 -----------   -----------
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS               $    (3,386)  $    (1,214)
                                                                 ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE
      Income (Loss) from Continuing Operations                   $      0.03   $     (0.05)
      Loss from Discontinued Operations                          $     (0.11)  $     (0.03)
      Cumulative Effect of Change in Accounting Principle        $     (0.13)  $        --
                                                                 -----------   -----------
      Net Income (Loss) Per Share                                $     (0.21)  $     (0.08)
                                                                 ===========   ===========
      Basic Weighted Average Shares Outstanding                   15,861,250    15,466,009
                                                                 ===========   ===========
DILUTED EARNINGS (LOSS) PER SHARE
      Income (Loss) from Continuing Operations                   $      0.03   $     (0.05)
      Loss from Discontinued Operations                          $     (0.11)  $     (0.03)
      Cumulative Effect of Change in Accounting Principle        $     (0.13)  $        --
                                                                 -----------   -----------
      Net Income (Loss) Per Share                                $     (0.21)  $     (0.08)
                                                                 ===========   ===========
      Diluted Weighted Average Shares Outstanding                 15,861,250    15,466,009
                                                                 -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                 # of
                                            # of               Preferred  Preferred
                                       Common Shares    Amount   Shares    Stock
                                       -------------   ------- --------- ----------
BALANCE, December 31, 2000               14,875,000   $14,875    2,000   $1,667,026
                                         ==========   =======    =====   ==========

Issuance of Common Stk in PPM             1,167,500     1,167       --           --

Repurchase of common stock                 (181,250)     (181)      --           --

Issuance of warrants                             --        --       --           --

Issurance of stock options                       --        --       --           --

Amortization of unearned compensation            --        --       --           --

Preferred Stock Dividend                          0         0        0            0

Net income                                       --        --       --           --

                                         ----------   -------    -----   ----------
BALANCE, December 31, 2001               15,861,250   $15,861    2,000   $1,667,026
                                         ==========   =======    =====   ==========

Issuance of Common Stk in PPM                    --        --       --           --

Non-Employee Warrants Issued                     --        --       --           --

Amortization of unearned compensation            --        --       --           --

Preferred Stock Dividend                         --        --       --           --

Net income                                       --        --       --           --

                                         ----------   -------    -----   ----------
BALANCE, December 31, 2002               15,861,250   $15,861    2,000   $1,667,026
                                         ----------   -------    -----   ----------

                                                       Unearned                        Stockholders'
                                           APIC      Compensation   Retained Deficit       Equity
                                        ----------   ------------   ----------------   -------------
BALANCE, December 31, 2000              $4,571,688     $(7,574)       $(1,379,088)      $ 4,866,927
                                        ==========     =======        ===========       ===========

Issuance of Common Stk in PPM            1,426,333          --                 --         1,427,500

Repurchase of common stock                 (90,444)         --                 --           (90,625)

Issuance of warrants                        49,689          --                 --            49,689

Issurance of stock options                  28,781          --                 --            28,781

Amortization of unearned compensation           --       7,247                 --             7,247

Preferred Stock Dividend                         0           0           (140,000)         (140,000)

Net income                                      --          --         (1,073,845)       (1,073,845)

                                        ----------     -------        -----------       -----------
BALANCE, December 31, 2001              $5,986,047     $  (327)       $(2,592,933)      $ 5,075,674
                                        ==========     =======        ===========       ===========

Issuance of Common Stk in PPM                   --          --                 --                --

Non-Employee Warrants Issued                33,473          --                 --            33,473

Amortization of unearned compensation           --         327                 --               327

Preferred Stock Dividend                        --          --           (140,000)         (140,000)

Net income                                      --          --         (3,246,275)       (3,246,275)

                                        ----------     -------        -----------       -----------
BALANCE, December 31, 2002              $6,019,520     $    (0)       $(5,979,208)      $ 1,723,199
                                        ----------     -------        -----------       -----------

     The accompanying notes are an integral part of these consolidated financial statements.

                COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

                                                                         2002      2001
                                                                       -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                   $(3,246)  $(1,074)
   Adjustments to reconcile net (loss) income to net cash
      provided by (used for) operating activities-
         Depreciation and amortization                                   1,069     1,329
         Transitional goodwill impairment loss                           2,000        --
         Provision for loss from disposal of discontinued operations     1,674        --
         Write-off Content Development                                     114        --
         Write-off Direct Marketing                                         34        --
         Amortization of unearned compensation                               0         7
         Stock-based compensation                                           33        78

         Decrease (increase) in operating assets and liabilities-
            Accounts receivable                                           (849)      (46)
            Provision for losses on accounts receivable                      6        --
            Prepaid expenses                                                --       (50)
            Other current assets                                            60        26
            Other long-term assets                                          --         5
            Accounts payable and accrued expenses                         (109)      360
            Due to related parties                                          --        --
            Deferred revenue                                               590       222
                                                                       -------   -------
               Net cash provided by (used in) operating activities       1,376       857
                                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (139)     (129)
   Cash payments for content development costs                            (527)     (532)
   Cash payments for direct marketing costs                               (702)     (566)
   Acquisitions, net of cash/divestiture                                     2      (128)
                                                                       -------   -------
               Net cash provided by (used in) investing activities      (1,366)   (1,355)
                                                                       -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and warrants                      --       303
   Proceeds from issuance of note payable                                   75        50
   Proceeds from notes receivable                                           75       (75)
   Payment on notes payable                                                (50)       --
   Payment of preferred dividend                                          (140)     (140)

                                                                       -------   -------
               Net cash provided by (used in) financing activities         (40)      138
                                                                       -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (30)     (360)

CASH AND CASH EQUIVALENTS, beginning of period                             481       841
                                                                       -------   -------
CASH AND CASH EQUIVALENTS, end of period                               $   451   $   481
                                                                       =======   =======

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                         $     5   $    13
                                                                       -------   -------

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

The table below reflects unaudited pro forma combined results of the Company, CKHI, Jamita and RLG as if the acquisitions had taken place at the beginning of the period ended December 31, 2000:

                                              2000
                                           -----------
Revenue                                    $ 4,190,856
                                           ===========
(Loss) income before extraordinary items   $(1,178,119)
                                           ===========
Net (loss) income                          $(1,178,119)
                                           ===========

Weighted average shares outstanding:
   Basic                                    14,802,055
                                           ===========
   Diluted                                  15,787,684
                                           ===========

Earnings per share:
   Basic                                   $    (0.080)
                                           ===========
   Diluted                                 $    (0.080)
                                           ===========

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

Effective July 31, 2002, the employment contract of Dr. Larry Rowedder, the founder and President of eLNet, expired and as a result of the parties inability to reach mutually agreeable renewal terms, Dr. Rowedder decided to pursue other business opportunities.

The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company's wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending December 31, 2002, with a net loss of $356,908 in 2001 and $165,796 in 2002.

Effective February 28, 2003, the Company entered into and consummated the closing of a Stock Purchase Agreement with R&B Holdings, Inc., a Virginia corporation whereby we sold all of the issued and outstanding stock of eLNet for $326,704 in cash and the assignment to the Company of an eLNet receivable in the amount of $123,296. In connection with that transaction, eLNet maintained its right to collect and keep all of the remaining outstanding receivables totaling approximately $29,000 and remained responsible for the payment of approximately $34,537 of accounts payable and other accrued expenses. Each of the parties was responsible for their legal, accounting and other expenses incurred in connection with the transaction.

As a result of the sale of eLNet, the Company recognized an additional loss on the disposal of discontinued operations of approximately $1,550,000 as of December 31, 2002.

2.   SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed based on the estimated useful lives of the assets, three years for computer equipment and seven years for office furniture, using the straight-line method for financial reporting purposes. Ongoing maintenance and repairs are expensed when incurred. Depreciation expense was $162,708 and $139,220 for the years ended December 31, 2002 and 2001, respectively.

Goodwill

Goodwill represents the excess of the cost over the net assets of the acquired companies and is being amortized on a straight-line basis over 10 to 15 years. Goodwill of $2,644,096 and $4,134,854, net of accumulated amortization of $510,844 and $510,844 at December 31, 2002 and 2001, respectively, is included in the accompanying consolidated balance sheets. Amortization expense was $0 and $339,072 for the years ended December 31, 2002 and 2001, respectively.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002 the Company adopted SFAS 142 and effective as of the first quarter of 2002 wrote down the goodwill associated with the acquisition of eLNet in the amount of $2,000,000.

Other Assets

The Company enters into long-term contracts with certain universities (the University Partners) for the development and delivery of degree programs. Costs incurred by the Company in entering into these contracts are deferred and amortized over the life of the contract, generally three to seven years. Long-term contracts at December 31, 2002 and 2001, were $27,840 and $41,779, net of accumulated amortization of $42,160 and $28,221, respectively.

Under some of the long-term contracts with the University Partners, the Company is responsible for developing and delivering a degree program for the duration of the contract period. Direct external and internal costs incurred in the design and development of course content and the master copy of course materials are capitalized as content development costs. These costs are recognized as expense over the life of the contract, based on the expected revenue stream from course offerings during the contract period. Content development costs at December 31, 2002 and 2001, were $981,437 and $950,140, net of accumulated amortization of $718,843 and $337,220, respectively.

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct-response advertising and other direct marketing costs, which are deferred and amortized over their expected period of future benefits. Direct-response advertising consists primarily of marketing materials mailed to potential students, which include direct response cards. Other direct marketing costs consist primarily of brochures and mailing lists, which will be utilized over future periods. The deferred costs of the marketing and advertising are amortized over periods up to 12 months. Direct response advertising costs at December 31, 2002 and 2001, were $504,628 and $359,839, net of accumulated amortization of $1,484,353 and $960,867, respectively.

Long-lived Assets

SFAS 143, issued by the FASB in July 2001, establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company, expects the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS 143 effective January 1, 2002.

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

The revenue generated by subscription services is in the form of subscription contracts to the Company's leadership training programs which was discontinued in the fourth quarter of 2002 and sold in February of 2003. These contracts are generally for a period of two to three years. Revenue is billed for a six- or twelve-month period and is recognized ratably over the billing and service period.

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

Total revenue for courses offered by the Company for 2002 and 2001 were as follows:

                                     2002         2001
                                  ----------   ----------
Net student fee revenue
   from degree programs           $3,789,763   $2,767,641
Gross student fee revenue from
   non-degree programs               686,065      711,746
Gross revenue from subscription
   and consulting services           383,700      482,575
Other revenue                          8,773       43,195
                                  ----------   ----------
      Total revenue               $4,868,211   $4,005,158
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

Earnings Per Common Share

Basic earnings per common share are calculated after deducting dividends on preferred shares from net earnings or losses and are based on the weighted average number of shares outstanding during the period. Diluted earnings per common share reflects adjustments to the weighted average number of shares outstanding for the assumed exercise of employee stock options, less the number of treasury shares assumed to be purchased from the proceeds, including applicable unearned compensation expense and income tax benefits, and the assumed conversion of preferred stock. The diluted share base for the years ended December 31 2002 and December 31, 2001, excludes incremental shares of 57,854 and 985,629, respectively related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company's loss from continuing operations during fiscal 2001 and fiscal 2000.

3.   RELATED-PARTY TRANSACTIONS

Net student fee revenue from one University Partner which is also a shareholder, was $2,352,370 and $2,239,039 for the years ended December 31, 2002 and 2001, respectively.

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

Effective May 24, 2002, the Company entered into a Termination and Settlement Agreement with Anthony Ruben its Chief Financial Officer. The principal terms of the Settlement Agreement are as follows:

..    Mr. Ruben resigned effective as of May 24, 2002 (the "Termination Date") as
     CFO of the Company.

..    The Company agreed to pay and did pay Mr. Ruben his base salary and benefits accrued through the Termination Date.

..    The Company agreed to pay and did pay the cost of COBRA insurance coverage for Mr. Ruben for the months of June and July 2002.

..    The Company agreed to pay and did pay Mr. Ruben the sum of $15,000.00 for
     certain transition services.

..    Mr. Ruben was entitled to keep 50,000 options to purchase the Company's common stock with the understanding that such options would expire if not sooner exercised on April 30, 2003.

..    The execution by Mr. Ruben of a release of the Company and its subsidiaries.

Effective October 1, 2002, the Company executed an Addendum to its Professional Lease Agreement with its landlords, one of which is the Company's CEO, increasing the base rental rate to $14.00 per square foot and extending the term until September 30, 2004.

See Note 10 for additional related-party transactions.

4.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002 and 2001:

                                    2002        2001
                                 ---------   ---------

Computer equipment               $ 562,169   $ 421,577
Office furniture                    77,318      79,137
                                 ---------   ---------
                                   639,487     500,174
Less- Accumulated depreciation    (376,582)   (229,207)
                                 ---------   ---------
                                 $ 262,905   $ 271,507
                                 =========   =========

5.   INCOME TAXES

No provision for income taxes has been recorded for the year ended December 31, 2002 or 2001 as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company's ability to realize the deferred tax assets in the future.

Deferred income taxes at December 31, 2002 and 2001, consisted of the following:

                                                   2002         2001
                                               -----------   ---------

Current deferred tax assets (liabilities);
   Accrued professional fees                   $    18,500   $  39,100
   Other                                                --       8,490
                                               -----------   ---------
      Net current deferred tax assets               18,500      47,590
Long-term deferred tax assets (liabilities):
   Net operating loss (NOL) carryforward         1,334,000     914,700
   Depreciation and amortization                   (16,600)    (14,900)
                                               -----------   ---------
      Net long-term deferred tax assets          1,317,400     889,800
                                               -----------   ---------
      Total deferred tax assets                  1,335,900     947,390
Less- Valuation allowance                       (1,335,900)   (947,390)
                                               -----------   ---------
                                               $        --   $      --
                                               ===========   =========

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

The reconciliation of the benefit (provision) for income taxes based on the U.S. statutory federal income tax rate (34%) to the Company's benefit (provision) for income taxes is as follows for the years ended December 31, 2001 and 2000:

                                                           2002        2001
                                                        ---------   ---------

U.S. statutory federal income tax benefit (provision)   $ 423,600   $ 365,100
State income tax benefit (provision), net of federal
   tax benefit (provision)                                 45,000      39,000
Costs incurred but not deductible for tax purposes          9,600      32,400
   Total benefit for income taxes                         478,200     436,500
Less- Change in valuation allowance                      (478,200)   (436,500)
                                                        ---------   ---------
                                                        $      --   $      --
                                                        =========   =========

6.   COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under leases that expire on various dates through December 31, 2005. As of December 31, 2002, future net minimum lease payments that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Year Ending December 31,    Amount
------------------------   --------

          2003             $113,054
          2004               66,440
          2005                4,447
                           --------
                           $183,941
                           ========

Total rent expense for the years ended December 31, 2002 and 2001, was $125,931 and $124,266, respectively. Included in these amounts is rent expense of $41,219 and $40,359 for the years ended December 31, 2002 and 2001, paid to an entity controlled by the Company's CEO and principal stockholder.

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

In accordance with SFAS No. 128, "Earnings per Share," the following table reconciles net (loss) income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2002, and 2001:

                                     2002          2001
                                 -----------   -----------

Net (loss) income available to
   common stockholders           $(3,386,000)  $(1,213,845)
                                 ===========   ===========

Weighted average shares
   outstanding                    15,861,250    15,466,009

Effect of stock option plan               --        57,854
                                 -----------   -----------
Diluted weighted average
   shares outstanding             15,861,250    15,523,863
                                 ===========   ===========

                                    2002           2001
                                   ------        -------

Basic earnings per share           $(0.21)       $(0.078)
                                   ======        =======

Diluted earnings per share         $(0.21)       $(0.078)
                                   ======        =======

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

Had total compensation expense been calculated using SFAS 123, the Company's net loss and loss per common share for the years ended December 31, 2002 and 2001, would have been changed to the following pro forma amounts:

                                           2002          2001
                                        -----------   -----------

Net (loss) income:        As reported   $(3,386,000)  $(1,213,845)
                          Pro forma     $(3,472,000)  $(1,450,101)
diluted earnings (loss)
   per common share:      As reported   $     (0.21)  $    (0.078)
                          Pro forma     $     (0.22)  $    (0.094)


The weighted average fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model for employee and non-employee options with the following assumptions for the years ended December 31, 2002 and 2001:

                            2002       2001
                          -------   ---------

Risk-free interest rate   4.5%      4.5%
Expected life             5 years   3-5 years
Volatility                50%       50%
Dividend yield            0.00%     0.00%

A summary of options granted to purchase common stock under the Company's 2002, 2000 and 1999 Stock Plans are presented below:

                                                         Weighted
                                                          Average
              2002 Plan                     Shares    Exercise Price
---------------------------------------   ---------   --------------

Outstanding as of December 31, 2001             --           --
   Granted                                 374,000        $0.25
   Exercised                                    --           --
   Forfeited                               125,000        $0.25
                                           -------        -----
Outstanding as of December 31, 2002        249,000        $0.25
                                           =======        =====
Options exercisable at year end            219,167        $0.25
                                           =======        =====

                                                         Weighted
                                                          Average
              2000 Plan                     Shares    Exercise Price
---------------------------------------   ---------   --------------

Outstanding as of December 31, 1999              --          --
   Granted                                1,060,000       $1.95
   Exercised                                     --          --
   Forfeited                                 60,000        2.00
                                          ---------       -----
Outstanding as of December 31, 2000       1,000,000       $1.95
                                          =========       =====
   Granted                                  440,000       $0.38
   Exercised                                     --          --
   Forfeited                                455,000        2.00
                                          ---------       -----
Outstanding as of December 31, 2001         985,000       $1.22
                                          =========       =====
   Granted                                  300,000       $0.24
   Exercised                                     --          --
   Forfeited                                540,000       $2.00
                                          ---------       -----
Outstanding as of December 31, 2002         745,000       $0.26
                                          =========       =====
Options exercisable at year end             745,000       $0.26
                                          =========       =====

Weighted  average fair value of options
   granted during the year at market        300,000       $0.24
                                          =========       =====

                                                         Weighted
                                                          Average
              1999 Plan                     Shares    Exercise Price
---------------------------------------   ---------   --------------

Outstanding as of December 31, 1998              --          --
   Granted                                1,500,000       $0.94
   Exercised                                     --          --
   Forfeited                                     --          --
                                          ---------       -----
Outstanding as of December 31, 1999       1,500,000       $0.94
   Granted                                   90,000        1.50
   Exercised                                     --          --

   Forfeited                                 90,000        3.02
                                          ---------       -----
Outstanding as of December 31, 2000       1,500,000       $0.86
                                          =========       =====
   Granted                                  235,000       $0.38
   Exercised                                     --          --
   Forfeited                                318,600        0.83
                                          ---------       -----
Outstanding as of December 31, 2001       1,416,400       $0.78
   Granted                                   45,000       $0.25
   Exercised                                     --          --
   Forfeited                                150,000        0.78
                                          ---------       -----
Outstanding as of December 31, 2002       1,311,400       $0.76
                                          =========       =====
Options exercisable at year end           1,262,608        0.76
                                          =========       =====

Weighted  average fair value of options
   granted during the year at market         45,000       $0.24
                                          =========       =====

The following table summarizes information about the options outstanding at December 31, 2002:

                        Options Outstanding                       Options Exercisable
           ---------------------------------------------   --------------------------------
               Number       Weighted Average    Weighted      Number
           Outstanding at      Remaining         Average   Exercisable at      Weighted
Exercise    December 31,    Contractual Lives   Exercise    December 31,        Average
 Prices         2002             (years)          Price         2002         Exercise Price
--------   --------------   -----------------   --------   --------------   ---------------
$ .24           300,000           4.50                          300,000
$  25           294,000           4.50                          230,834
$ .35            16,000           3.13                           12,666
$.375           600,000           3.00                          593,500
$ .45            34,000           1.17                           34,000
$ .55            25,000           1.24                           25,000
$ .75           911,400           1.11                          911,400
$1.00           100,000           2.95                           94,375
$2.00            15,000           2.91                           15,000
$4.00            10,000           1.11                           10,000
              ---------           ----            -----       ---------          -----
              2,305,400           3.09            $0.55       2,226,775          $0.55
              =========           ====            =====       =========          =====

Awards under the Plan consist of stock options (both non-qualified options and options that qualify as "Incentive Stock Options" under Section 422 of the IRC of 1986, as amended), as described in the Plan.

For the years ended December 31, 2002 and 2001, compensation expense related to stock options issued to non-employees of $0 and $46,717, respectively, was recognized in the accompanying consolidated statements of operations. The remaining unamortized unearned compensation at December 31, 2002 and 2001, was $0 and $327, respectively.

For the years ended December 31, 2002 and 2001, compensation expense related to warrants issued to non-employees of $33,473 and $39,000, respectively, was recognized in the accompanying consolidated statements of operations. There was no unearned compensation expense at December 31, 2002 or 2001.

10   SUBSEQUENT EVENTS (UNAUDITED)

The Company entered into an employment agreement with Richard M. Flaherty, to serve as our Executive Vice President and Chief Operating Officer, on January 6, 2003 for an initial term of three years. The principal terms of Mr. Flaherty's employment agreement are as follows:

     . an annual salary of $180,000, which may be increased from time to time at the discretion of our Board of Directors;

     . Mr. Flaherty was granted options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.25 per share (the "Option Shares") which shall vest as follows:

          (i) 500,000 of the Option Shares will vest prorata on a calendar quarterly basis at the end of each calendar quarter of each year (i.e., 41,667 Option Shares will vest at the end of each quarter saving the last quarter of this Agreement for which only 41,663 Option Shares will vest);

          (ii) 166,667 of such Option Shares will vest if the Company recognizes at least $2,500,000 of net income from operations for the calendar year ending December 31, 2003;

          (iii) 166,667 Option Shares will vest if the Company recognizes at least $3,750,000 of net income from operations for the calendar year ending December 31, 2004; and

          (iv) 166,666 Option Shares will vest if the Company recognizes at least $5,000,000 of net income from operations for the calendar year ending December 31, 2005.

          (v) Notwithstanding the foregoing, if the Company recognizes at least $5,000,000 of net income from operations for any annual period ending December 31, 2003, 2004 or 2005.

     .    provisions for a term life insurance;

     .    $650.00 monthly non-accountable expense reimbursement;

     .    discretionary bonuses; and

     .    standard Benefits.

The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company's wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending December 31, 2002, with a net loss of $356,908 in 2001 and $165,796 in 2002.

Effective February 28, 2003, the Company entered into and consummated the closing of a Stock Purchase Agreement with R&B Holdings, Inc., a Virginia corporation whereby we sold all of the issued and outstanding stock of eLNet for $326,704 in cash and the assignment to the Company of an eLNet receivable in the amount of $123,296. In connection with that transaction, eLNet maintained its right to collect and keep all of the remaining outstanding receivables totaling approximately $29,000 and remained responsible for the payment of approximately $34,537 of accounts payable and other accrued expenses. Each of the parties was responsible for their legal, accounting and other expenses incurred in connection with the transaction.

As a result of the sale of eLNet, the Company recognized an additional loss on the disposal of discontinued operations of approximately $1,550,000 as of December 31, 2002.

11 DISCONTINUED OPERATIONS AND ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively.

As the result of the discontinuation of the operations of eLNet in the fourth quarter of 2002 and the subsequent sale of this business in February 2003, this Statement has a material impact on our financial statements and is reflected as an impairment in the accompanying consolidated financial statements.

The summary of the results from discontinued operations is as follows:

The contractual net assets identified as part of the disposition of ELNet are recorded as Net assets of discontinued operations and the net cash flow of this business are reported as Net cash provided by discontinued operations. Net assets of discontinued operations consisted of the following:

(thousands of dollars)                                          2002      2001
                                                               -------   ------
Net current assets                                              $   37   $   72
Property, plant and equipment - net                                 18       33
Other net noncurrent assets                                      1,514    3,360
Net assets of discontinued operations                           $1,570   $3,465
                                                                ------   ------

Discontinued operations - net of tax were as follows:
(thousands of dollars)                                           2002     2001
                                                               -------   ------
Net Sales                                                      $ 1,059   $1,359
                                                               -------   ------
Pre-tax income/(loss)                                          $  (166)  $ (357)
Provision for taxes on income                                       --       --
Loss from operations of discontinued
   Businesses-net of tax                                          (166)    (357)
Pre-tax gain/(loss) on disposal of
   discontinued businesses                                      (1,550)      --
Provision/(benefit) for taxes on gain/(loss)                        --       --
Gain/(loss) on disposal of discontinued
   Businesses-net of tax                                        (1,550)      --
Discontinued operations - net of tax                           $(1,716)  $ (357)