Form 10KSB/A
period 2002-12-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2003-05-15
CIK 1102908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant’s telephone number, including area code: (407) 573-2000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Section 29.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the year ended December 31, 2002 were $4,868,000.

As of March 20, 2003, the aggregate market value of the voting and non-voting common equity of the Registrant based upon the last sale price of $0.40 for such common stock as quoted by the NASDAQ Over-The-Counter Bulletin Board (symbol “CKNO”) held by non-affiliates of the Registrant was approximately $2,725,333.

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

FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS REPORT CONTAINS “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS “MAY”, “EXPECT,” “ANTICIPATE,” “ESTIMATE,” OR “CONTINUE” OR THE NEGATIVE THEREOF, OR OTHER VARIATIONS THEREOF AND WHICH ARE THUS PROSPECTIVE. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, COMPETITIVE PRESSURES, CHANGING ECONOMIC CONDITIONS, FACTORS DISCUSSED IN THE SECTION ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, AND OTHER FACTORS, SOME OF WHICH WILL BE OUTSIDE THE CONTROL OF MANAGEMENT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT’S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT ARISE AFTER THE DATE HEREOF. READERS SHOULD REFER TO AND CAREFULLY REVIEW THE INFORMATION DESCRIBED IN FUTURE DOCUMENTS THE COMPANY FILES WITH THE SECURITIES AND EXCHANGE COMMISSION.

AMENDMENT AND RESTATEMENT OF FINANCIAL STATEMENTS

THIS FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF 10-KSB/A TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 2002. THESE REVISIONS HAVE BEEN MADE AS A RESULT OF A CLERICAL ERROR IN CALCULATING THE COMPANY’S LOSS FROM DISCONTINUED OPERATIONS. ALL PORTIONS OF THE 10-KSB/A THAT ARE AFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS 10-KSB/A IS AS OF DECEMBER 31, 2002, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

ii

iii

PART I

Item 1.     Description of Business

Overview

Compass Knowledge Holdings, Inc. (the “Company”) has been providing education to working professionals since 1993. The Company is engaged, through it subsidiaries, in the distance learning industry with a focus on providing accessible, high quality education for working professionals, primarily focused in the healthcare and law enforcement marketplace and a preferred provider of select training courses and business solutions to the corporate marketplace. We provide a fully-integrated suite of learning solutions that combines marketing, student administration, content services, and technology to our university partners in a fully hosted e-technology environment.

As of March 20, 2003, the Company has four operating subsidiaries, Compass Knowledge Group, Inc. (“Compass”), Intelicus, L.C. (“Intelicus”), Juris Alliance.com, Inc. (“Juris Alliance”) and Compass Direct, LLC (“Compass Direct”), which provide the Company’s product offerings.

The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company’s wholly owned subsidiary, Educators’ Learning Network, Inc, since its acquisition in 2000. Effective February 28, 2003, we sold our Educators’ Learning Network, Inc. For details with respect to this transaction see our “Historical Background” below as well as our Financial Statements and the attendant footnotes.

The Company maintains its principal executive offices at 2710 Rew Circle, Suite 100, Ocoee, Florida 34761. Our telephone number is (407) 573-2000. Our Internet website addresses are as follows:

www.CompassKnowledge.com

www.Intelicus.com

www.KnowledgePharm.com

www.JurisAlliance.com

www.CJ-Direct.com

www.GlobalHealthEd.com

Historical Background

The Company’s business began with Professional Educational Seminars, Inc., a Florida corporation which purchased the operating division and intellectual property of Paul M. Deutsch Press, Inc. in November 1993. Professional Educational Seminars was formed for the purpose of developing, owning and operating seminars, developing and providing non-degree programs and developing and publishing materials in life care planning for catastrophic injuries and impairments. In November 1993, Rogers W. Kirven, Jr., our Chief Executive Officer, and several other individuals acquired all the issued and outstanding stock of Professional Educational Seminars, and in 1994 the name of Professional Educational Seminars, Inc. was changed to Rehabilitation Training Institute, Inc.

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

The purchase of the University of Florida Foundation’s interest in Intelicus was structured as an equity exchange whereby the University of Florida Foundation received 465,000 shares of our common stock (approximately 3.2% of our then issued and outstanding common stock) in exchange for its 35.5% ownership interest in Intelicus, thereby making Intelicus our wholly owned subsidiary. The University of Florida Foundation is entitled to a one-time piggy-back registration right and a nominee of the University of Florida Foundation, Inc. shall be appointed to our board of directors for so long as the University of Florida Foundation owns at least 1% of our issued and outstanding stock, as calculated on a fully diluted basis.

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

On November 15, 1999, the Company was recapitalized in a tax-free acquisition of Winthrop Industries, Inc., a Nevada corporation. In accordance with the acquisition agreement, our common stockholders received one share of Winthrop Industries’ common stock for each share of common stock owned by them and our preferred shareholders received a like kind and number with identical preferences of Series A Preferred Stock in Winthrop Industries in exchange for our Series A Preferred Stock. Winthrop Industries also adopted our Stock Option Plan, thereby allowing our option holders to exercise their options to acquire common shares of Winthrop Industries in accordance with the adopted Stock Option Plan. No new shares of common stock were issued to the shareholders of Winthrop as part of the exchange. For accounting purposes, the acquisition was accounted for as a recapitalization of Compass Knowledge Group, Inc. with Compass Knowledge Group as the acquirer.

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

Contemporaneous with the acquisition of Winthrop Industries, its officers and directors resigned and were replaced by our officers and directors. The name of Winthrop Industries was changed to Compass Knowledge Holdings, Inc. Prior to the acquisition of Winthrop Industries, our management had no relationship with Winthrop Industries or its shareholders. At the time of the Exchange, none of the shareholders of Winthrop or their officers or directors owned any stock in Compass and none of the Compass shareholders or their officers or directors owned any stock in Winthrop. The net proceeds from it’s offering was the only material asset of Winthrop at the time of the closing of the exchange. Upon the consummation of the Winthrop Industries acquisition, Mr. Kirven, our Chief Executive Officer, owned approximately 30% of our issued and outstanding voting common stock and Mr. Devine, our President, owned approximately 21%.

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

On August 15, 2000, we acquired all of the outstanding capital stock of Educators’ Learning Network, Inc., (“eLNet”), f/k/a Jamita, Inc., a distance learning leadership development services firm serving the K-12 educator’s marketplace headquartered in Cincinnati, Ohio. The capital stock was acquired from a group of employee shareholders and their family members who had no prior relationships with us. The purchase price of $1.875 million (before contingent consideration) was paid solely in cash. In addition, 562,500 shares of our common stock valued at $2.00 per share (which was approximately the average closing price of the stock for the 20-day period ended August 14, 2000) was placed into an escrow account for distribution to the Jamita shareholders subject to Jamita having net collections of approximately $1 million in the first fiscal year following the closing. This condition was satisfied and the escrowed shares were released in August 2001. Additionally, we made a payment to the Jamita shareholders in 2001 and 2002 based on the attainment of sales to new customers (the “Incentive Payments”).

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

On August 15, 2000, we also completed the acquisition of the outstanding capital stock of Rutherford Learning Group, Inc., (“RLG”), an educational leadership and professional development company services firm headquartered in Charlotte, North Carolina. Prior to the acquisition, RLG, through a consulting agreement, provided eLNet with onsite consulting and video presentation materials for its K-12 leadership programs. The capital stock was acquired from Michael Rutherford, the sole employee shareholder. Mr. Rutherford had no prior relationships with us. The purchase price consisted of $50,000 in cash, 125,000 shares of our common stock valued at $2.00 per share (which is approximately the average closing price of the stock for the 20-day period ended August 14, 2000) and 10% of the total issued and outstanding capital stock of eLNet. The acquisition has been accounted for using the purchase method of accounting. We filed Form 8-K with respect to this transaction with the SEC on August 23, 2000 which was amended in Form 8-K/A filed with the SEC on October 23, 2000 and subsequently amended on October 30, 2000 with inclusion of the audited financial information required by Form 8-K. Investors are encouraged to review these filings for more detail with respect to this transaction.

We funded the cash portion of the purchase price of eLNet and RLG from our existing cash reserves.

Effective July 1, 2001, the Company entered into a Settlement Agreement with Michael Rutherford whereby Mr. Rutherford resigned as an officer and director of two of the Company’s subsidiaries, his employment agreement with such subsidiaries was terminated and substantially all of the assets of the Company’s subsidiary, Rutherford Learning Group (“RLG”), were conveyed to Mr. Rutherford. In connection with this transaction, Mr. Rutherford returned to the Company 181,250 common shares of the Company and his 10 percent equity interest in the Company’s subsidiary, Educators’ Learning Network, which he acquired in connection with the Company’s acquisition of RLG in August 2000. Parties interested in this transaction are encouraged to review Item 5 of our Form 10-QSB filed with the SEC on August 8, 2001.

Effective July 31, 2002, the employment contract of Dr. Larry Rowedder, the founder and President of eLNet, expired and as a result of the parties’ inability to reach mutually agreeable renewal terms, Dr. Rowedder decided to pursue other business opportunities.

The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, lack of contract backlog, declining revenues, customer budget cuts and uncertainty in the market. This business operation had been operated within the Company’s wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending

December 31, 2002, with a net loss of $356,908 in 2001 and $166,000 in 2002.

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

As a result of the sale of eLNet, we recognized an additional loss on the disposal of discontinued operations of approximately $993,000 (as restated) as of December 31, 2002. At this time, we do not expect to experience any material additional losses or expenses associated with this business saving certain pending claims the most significant of which is a claim made on or about January 13, 2003 by some of the former shareholders of eLNet. These shareholders filed an objection to the amount of the incentive payments previously paid them pursuant to the original acquisition agreement indicating that they are of the belief that they are entitled to an unspecified additional amount. While we believe that our accounting with respect to these incentive payments is accurate and that no additional monies are due these shareholders, no assurance can be given that we will not be required to make additional payments to these shareholders either in settlement of this matter or as ordered by a court of competent jurisdiction.

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

Our Business Model

Our business model is based on the following characteristics:

•	Identification of specialized, high demand markets primarily in the healthcare, law enforcement and education marketplaces for “working professionals” that allow for scalability and significant profit margins.

•	Recurring and multiple revenue streams from student enrollments and multiple year contracts with our knowledge partners which enhance predictability and reduce volatility.

•	Cash flow from steady tuition payments.

•	Broad operating margins, which supports debt-free growth and scalability.

•	A centralized cost structure and cross-utilization of curricula creating opportunities for operating leverage.

•	Multiple knowledge partner relationships without the regulatory risks customarily associated with education institutions.

•	Designed for easy accessibility and with multiple entry points.

Learning Solutions

Compass contracts with educational institutions and corporations to provide a wide array of services, which may vary from one client to another. Services to our clients may include:

•	Conducting market research;

•	Assisting with curriculum development;

•	Developing and executing marketing strategies;

•	Marketing and recruiting of students;

•	Establishing operational and administrative infrastructures;

•	Training of faculty;

•	Developing and implementing financial, accounting and academic quality management systems;

•	Assessing the future needs of adult students;

•	Assisting in developing additional degree programs suitable for the adult higher education market; and

•	Training of program staff.

In consideration for our services, we sometimes receive a cash fee and often a share of revenues generated from any programs developed with our assistance

Degree Programs

During the fiscal year ending December 31, 2002, we offered the following degree programs in conjunction with our university partners:

•	Doctor of Pharmacy (University of Florida)
•	Doctor of Audiology (University of Florida)
•	Masters in Criminal Justice Administration (University of Cincinnati)
•	Bachelor of Science in Administration of Criminal Justice (Mountain State University)
•	Bachelor of Science in Radiologic Science (Florida Hospital, College of Health Sciences)
•	Masters of Science in Nursing (Graceland University)
•	Bachelors of Science in Nursing (Graceland University)
•	Registered Nurse to Masters of Science in Nursing (Graceland University)

On March 5, 2003, we received a letter from Graceland University whereby Graceland, exercising its option under our agreement, elected to terminate its relationship with us as a result of the failure to meet the minimum number of students’ threshold by the spring of 2003. Accordingly, we are in in the process of discontinuing our Masters of Science in Nursing, Bachelors of Science in Nursing and Registered Nurse to Masters of Science in Nursing programs as well as a one certificate program with Graceland. As of this date, the details of our transitional arrangement with Graceland University are uncertain as well as the financial impact that the loss of this relationship will have on our financial performance for 2003 and beyond.

Non-degree Programs

During the fiscal year ending December 31, 2002, we offered the following non-degree programs:

•	Life Care Planning
•	Medical Coding
•	Post Masters Family Nurse Practitioner Certificate

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

7.    Masters of Science in Nursing

This degree program was launched in the Spring semester of 2002 with Graceland University. This program is designed for the working professional nurse to upgrade their RN degree to a Masters of Science in Nursing or Masters in Science in Nursing – Family Nurse Practitioner. This program prepares nurses to perform in the expanded role of providing primary care for families in a variety of settings.

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

In the current semester there are 16 students enrolled in our Medical Coding program each paying $540 per semester.

Our Marketing Model

•	Our Market Model

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

•	Comprehensive Marketing Management

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

Market

The United States and international education market may be generally divided into the following segments:

•	Kindergarten through twelfth grade schools (“K-12”);

•	Vocational and technical training;

•	Workplace and consumer training; and

•	Degree-granting (“Higher Education”).

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

Many working adults are seeking accredited degree and certificate programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. Our format enables working adult students to attend virtual classes and complete coursework on a more convenient schedule. Many universities and emerging technology-based education and training companies currently do not effectively address the unique requirements of working adult students due to the following specific constraints:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students aged 18 to 24, who remain the primary focus of these universities and colleges. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:

➢	a high percentage of full-time tenured faculty with doctoral degrees;

➢	a fully-conformed library facilities and related full-time staff;

➢	dormitories, student unions, and other significant plant assets to support the needs of younger students; and

➢	an emphasis on research and the related staff and facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer, and winter breaks.

We believe that our track record for enrollment and revenue growth is attributable to our offering a comprehensive service combining education content, teaching resources, and customer service with a format that is accessible and easy to use for students and corporate clients.

We serve the needs of mid-career, working professional adults, by providing:

•	Convenient access to a learning environment (primarily through its Internet and satellite-based delivery systems);

•	Degree programs offered by accredited institutions that can be completed in a reasonable amount of time for a reasonable cost;

•	Certificate programs that provide knowledge and skills with immediate practical value in the workplace;

•	Education provided by qualified faculty members with current practical experience in fields related to the subjects they instruct; and

•	Learning resources available electronically and other mediums regardless of geographical location.

We believe that the requirements of the adult working population represent a significant market opportunity to accredited Higher Education institutions that can offer programs that meet these unique needs.

Presently, all but two of our programs (our Bachelor’s and Master’s Degree programs in Criminal Justice Administration) provide educational degrees and non-degrees to the healthcare marketplace. Approximately, 84% of our 2002 revenues are derived from this marketplace. Currently, approximately 78% of our net revenues are derived from our degree programs, approximately 14% is derived from our non-degree programs, and approximately 8% is derived from subscription, consulting and other services. We believe, based upon recent trends in the healthcare industries and technology advancements that this market will continue to increase. Our opinion is also based on the following factors:

•	generally healthcare professionals are required by their profession to take continuing education courses;

•	healthcare professionals have a history of taking education courses; and

•	healthcare professionals have historically been rewarded by increase in compensation for taking continuing education courses.

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

State Regulations.    Educational institutions are required to have authorization to operate as degree-granting institutions in each state where they operate physical sites which provide educational programs. Certain states also take the position that any education institution providing online degrees to students residing in their state is required to satisfy certain state standards. Some states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. Only one of our knowledge partners, the University of Florida, is presently authorized to operate in only three states in which it provides degrees through our web-utilized delivery system. If the University of Florida and/or our other knowledge partners are required to obtain authorization to provide distance learning degree and non-degree programs in such other states, it could have a material adverse effect on our business, financial status and our ability to expand our business.

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

Federal Regulations.    The Higher Education Act of 1965 and the related regulations govern all higher education institutions participating in Title IV programs. The Higher Education Act mandates specific additional regulatory responsibilities for each of the following components:

➢	the accrediting agencies recognized by the U.S. Department of Education;

➢	the federal government through the U.S. Department of Education; and

➢	state higher education regulatory bodies.

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

We perform the following activities with respect to our programs:

•	Student Registration Processing

•	Student Support

•	Assistance in Curriculum Development

•	Administration of Multimedia

•	Administration of Hardcopy Materials

•	Daily Management of Student Database

•	Daily Financial Management

•	Quality Control

•	Facilities Management

•	Approval and Maintenance of Program Content

•	Creation of Video Content as well as editing and enhancement.

•	Creation of Audio Content as well as editing and enhancement

•	Marketing of Programs

•	Development of Market Strategies

•	Execution of Market Strategy

•	Development of Promotional Literature

•	Development of Collateral Materials

•	Development and Management of Mailing Lists

•	Management of Telephone Database

•	Providing Software and Technology Platforms

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

In January, 2001 we began an initiative with GE Medical Systems, a division of General Electric Company (“GE”) whereby we use the marketing channels and marketing strength of GE to assist in marketing certain healthcare programs. In consideration for their channels and efforts, we have agreed to pay a commission on all sales made as a result of their channels or efforts. To date, the Company has received minimal benefits with respect to this channel relationship.

In January of 2001, we signed an agreement with Eduprise, Inc., a private e-Learning services company, to provide the following e-Learning services with respect to certain of our programs:

•	Solution Management Services
•	Strategic Services

➢	Assessment and status review of university and corporate partner instructional technology systems

•	Infrastructure Support Services

➢	24x7 student and instructor help desk
➢	24x7 high-bandwidth, redundant global network
➢	24x7 hosting and support services for software platforms

•	Instructional Development Services

➢	Instructional Design Help Desk for Instructors
➢	Resource Center
➢	Software Training for Instructors

•	Course Conversion Services

Program Development Strategy

Our program management and development team consists of senior professionals who hold at least a masters or doctorate degree. Our entry-level new program management staff is required to have a bachelor’s degree. We believe that these educational requirements will enable them to work more effectively with the academic personnel of our content partners. Additionally, we updated our software and development tools to include a multi-step management process to effectively monitor and manage each individual program as it is developed. With these additional resources, we anticipate that the typical program development will be three to six months in length.

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

We scan the marketplace to find educational opportunities that are quickly transferable to our delivery models. The criteria that are required for initial consideration of a potential program include:

•	Identified opportunity in the working professional marketplace;

•	Designed for the working professional;

•	Suitable to the technology and marketing approach of our delivery system and our learning model; and

•	Offers financial and specific career benefits to the student which are consistent with our slogan “Knowledge That Earns”.

2.    Curriculum Design

Once a new product is identified, the curriculum must be designed to operate within our delivery system. Most existing degree or non-degree programs that are identified are not scalable or able to be easily integrated into a distributed learning format without completely restructuring the curriculum. Therefore, our first step is to locate the best “Knowledge Experts” and begin the design. Where it is needed, an “Academic Curriculum Committee” will provide oversight and recommendations regarding the curriculum’s academic goals and structure. An “Academic Accreditation Partner” may also be involved, particularly where degree accreditation is needed.

Once the educational objectives have been determined, the “Knowledge Expert” will become a part of our instructional design team whose members include an instructional designer, media/art producer, and a technology specialist. The task of the instructional design team is to create the highest quality, dynamic, and interactive learning environment possible. The team uses technology and Internet communication tools in combination with proven curriculum design methods. We believe that this instructional design system produces the highest outcomes as measured in student knowledge, application of that knowledge and successful graduation.

3.    The Object Learning Model

Our object-learning model has been developed to be delivered to students utilizing, as a component of, our web-based or satellite delivery systems. Our learning model is based upon the following characteristics:

•	Curriculum

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

We are in a constant process of updating and improving our programs and the curriculum. In conjunction with this process we have implemented a quality assessment program which allows our students and professors to assess and rate our programs and curriculum based on a number of factors which includes:

•	Effectiveness of our programs

•	Ease of participation and access

•	Quality of content

•	Depth of content

•	Program efficiency and length

•	Outcome satisfaction

Based upon the level of rating, we make the necessary and appropriate modifications and adjustments in an effort to achieve the intended and desired results.

•	Faculty

A key characteristic of all of our programs is to supply our students with mentor professors and facilitators with the appropriate academic credentials and demonstrated professional experience in the area of instruction. We also require the professors to have the requisite professional experience. We maintain a quality assessment program which serves to develop continuous curriculum and professor improvement which, we believe, helps students attain their objectives. Our quality assessment program allows our students to assess and rate the quality of the professors. If a professor is given a less than “better than average” rating by our students, we immediately remedy the problem or replace him or her.

•	Competency-based Evaluation

In assessing a student’s progress, we utilize competency-based evaluations throughout our programs. This allows students to focus their attention on their areas of weakness.

•	Interactive Learning

Courses are designed for maximum faculty and student interaction. Group activity coupled with interactive electronic applications allows the students access to our professors and fellow students.

•	Case Method of Learning

Many of our programs utilize the case method learning approach. This methodology provides students with real-life case studies that they can apply to the workplace.

•	Academic Degrees and Non-degrees

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

4.    Our Delivery System

The working professional has a select set of educational requirements. We attempt to meet these needs for accessibility, time and cost effectiveness, and immediate applicability to work through our delivery system. This system allows the student to utilize the program within the time and access demands of the working professional. This system is designed to let students in any geographic location take the program. Some programs require the student to travel to a centralized location at least once per course to interact with their mentor/professor and other students. The key components of the model include:

•	Internet casework prescribed by mentor/professor.

The Internet is used as a component of our system by giving the student the ability to:

•	Communicate with their mentor/professor and fellow students via e-mail and web chat

•	Research online resources

•	Review syllabus and course information

•	Complete online tests

•	Submit homework

•	Video workbook completed at home.

The majority of the lecture material is presently videotaped and distributed to the students to be viewed at their own schedule. Expert presenters are brought to a video production facility for filming prior to the beginning of the course. This format allows the students to view the material at a time convenient for them and allows them to review it multiple times if required.

•	Audio Streaming

We have also use with certain of our programs audio streaming with PowerPoint presentations. We believe that this additional feature will enhance the quality of our programs and provide a more effective learning experience for our students.

•	Clinical class work on a select basis to determine competence.

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

•	Group interaction allowing for specific study of content topics and case presentations.

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

Patents, Trademarks, Licenses

We do not depend upon any patents to conduct our business; nor do we hold any such patents. We have, however, registered with the US Patent and Trademark Office (“PTO”) the following trade names, trademarks and service marks:

•	Knowledge That Earns
•	JurisAlliance
•	KnowledgePharm
•	Intelicus
•	CJ-Direct
•	Global HealthEd
•	Compass Knowledge

We have approximately 40 professional service agreements (or license arrangements) with the University of Florida with respect to use of the University of Florida’s name, logo and content in both course development and marketing.

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

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

(a) Market Prices of Common Stock. Our common stock, par value $.001 per share, was eligible in July 1998 for trading on the NASDAQ Over-The-Counter Bulletin Board service under the symbol “WTHP” which was changed to “CKNO” effective with our recapitalization on November 15, 1999.

Until November 15, 1999 there was no established trading market for our common stock. The Company’s shares of common stock are currently listed and traded on the NASDAQ Over-the-Counter Bulletin Board under the symbol CKNO. Because we engage in Over-The Counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The high and low closing prices for the Company’s common shares for each quarter of 2001 and 2002 were as follows:

Period	Per Share of Common Stock Closing Prices
	High	Low
2001
First Quarter	$0.94	$0.41
Second Quarter	$0.63	$0.38
Third Quarter	$0.50	$0.25
Fourth Quarter	$0.45	$0.22

2002
First Quarter	$0.30	$0.21
Second Quarter	$0.30	$0.17
Third Quarter	$0.26	$0.14
Fourth Quarter	$0.26	$0.09

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

(d) Recent Sales of Unregistered Securities.

The following information sets forth certain information for all securities sold by the Company during the past three years without registration under the Securities Act of 1933, as amended (the “Securities Act”).

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

On November 15, 1999, the Company was recapitalized in a tax-free acquisition of Winthrop Industries, Inc., a Nevada corporation. In accordance with the acquisition agreement, our common stockholders received one share of Winthrop Industries’ common stock for each share of common stock owned by them and our preferred shareholders received a like kind and number with identical preferences of Series A Preferred Stock in Winthrop Industries in exchange for our Series A Preferred Stock. No new shares of common stock were issued to the shareholders of Winthrop as part of the exchange.

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

Fiscal Year 2000

On August 15, 2000, the Company completed the acquisition of the outstanding capital stock of Educators’ Learning Network, Inc., (“eLNet”), f/k/a Jamita, Inc., a distance learning leadership development services firm serving the K-12 educator’s marketplace headquartered in Cincinnati, Ohio. The capital stock was acquired from a group of employee shareholders and their family members who had no prior relationships with us. The purchase price of $1.875 million (before contingent consideration) was paid solely in cash. In addition, 562,500 shares of our common stock valued at $2.00 per share (which was approximately the average closing price of the stock for the 20-day period ended August 14, 2000) was placed into an escrow account for distribution to the Jamita shareholders subject to Jamita having net collections of approximately $1 million in the first fiscal year following the closing. This condition was satisfied and the escrowed shares were released in August 2001.

On August 15, 2000, we also completed the acquisition of the outstanding capital stock of Rutherford Learning Group, Inc., (“RLG”), an educational leadership and professional development company services firm headquartered in Charlotte, North Carolina. Prior to the acquisition, RLG, through a consulting agreement, provided eLNet with onsite consulting and video presentation materials for its K-12 leadership programs. The capital stock was acquired from Michael Rutherford, the sole employee shareholder. Mr. Rutherford had no prior relationships with us. The purchase price consisted of $50,000 in cash, 125,000 shares of our common stock valued at $2.00 per share (which is approximately the average closing price of the stock for the 20-day period ended August 14, 2000) and 10% of the total issued and outstanding capital stock of eLNet.

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

In July of 2001 in exchange for Pioneer Ventures Ltd. Partnership’s consent to allow us to change accountants, the Company granted Pioneer warrants to purchase: 100,000 of our common shares at $0.55 per share expiring on December 31, 2002; 100,000 of our common shares at $0.75 per share expiring on December 31, 2003; and, 100,000 of our common shares at $1.00 per shares expiring on June 30, 2004.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Amendment and Restatement of Financial Statements

THIS FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF 10-KSB/A TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 2002. THESE REVISIONS HAVE BEEN MADE AS A RESULT OF A CLERICAL ERROR IN CALCULATING THE COMPANY’S LOSS FROM DISCONTINUED OPERATIONS. ALL PORTIONS OF THE 10-KSB/A THAT ARE AFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS 10-KSB/A IS AS OF DECEMBER 31, 2002, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

The restated financial statements in this report incorporate the proper entries for these expenses and all necessary adjustments have been made to the balance sheet, statement of operations, stockholders’ equity and cash flows in the financial statements.

This Report includes forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and actual outcomes may differ materially from what is expressed or forecasted. Factors that could cause future results to differ from the Company’s expectations include the factors described on page ii of this Report under “Forward-Looking Statements” as well as under “Factors Affecting Operating Results And Market Price Of Securities” beginning on page 31 of this Report.

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

Notwithstanding, the favorable operating results were diminished by the discontinuation of the Company’s K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, customer budget cuts, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company’s wholly owned subsidiary, eLNet, since its acquisition in 2000.

Outlook

We intend to continue our strategy of focusing on our core business and accelerate our growth through the increase in sales by investing in our core products and services through the adoption of a more aggressive execution, pricing and marketing strategy in 2003. At the same time, we intend to continue to develop and refine our program management, technology solutions and consulting business as a complement to our core program offerings. Likewise, we will continue to pursue synergistic knowledge partner alliances and develop new programs on a highly selective basis. Based on this strategy, we expect to be profitable in 2003. This prospect is based on, management’s expectation of increased student counts and the associated revenues in our degree and consulting businesses, launching at least one new program to replace the loss of our nursing programs with Graceland University and the reduction in revenues or anticipated loss of our Audiology program with the University of Florida in September 2003 combined with lower levels, on a percentage basis, of general and administrative spending compared to 2002.

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

For degree programs, in which the Company’s University Partners are responsible for course curricula and for conferring a degree, the Company receives a stated percentage of student fees. For these degree programs, Company currently records as revenues only the stated percentage of the student fees paid to the Company by the University Partners. For non-degree programs, in which the Company is responsible for course curricula, the Company records all student fees as gross revenue. For both degree and non-degree programs, student fees must be paid prior to the student’s attendance of the program. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar. The Company has based its revenue recognition policy on recent guidance by the Securities and Exchange Commission (SEC) and the Emerging Issues Task Force (EITF), in EITF Issue No. 99-19, “Reporting Revenue Gross versus Net,” regarding the recognition of gross versus net revenues for Internet-based entities.

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

•	Financial Accounting Standards. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs

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

In accordance with the provisions of SFAS 142, the Company completed its initial assignment of previously recognized goodwill to its subsidiaries during the second quarter of 2002. Based on this assignment, management believed, at that time, that the carrying amount of the net assets (including goodwill) of its subsidiary, eLNet, exceeded its fair value. Accordingly, the Company wrote-off $2,000,000 of goodwill related to eLNet. As a result of the discontinuation of eLNet’s operations in the fourth quarter of 2002 and the sale of eLNet effective February 28, 2003, we recognized an additional loss from discontinued operations of approximately $993,000 (as restated) as of December 31, 2002. Net liabilities to be disposed of, at their expected realizable values, have been separately classified in the accompanying balance sheet at December 31, 2002.

Analysis of Financial Condition and Results of Operations For The Twelve Months Ended December 31, 2002 Compared To Twelve Months Ended December 31, 2001

Readers of the following information and our Financial Statements must be aware that due to the discontinuation as of December 31, 2002 and sale in February of 2003 of our K-12 operations, which was previously undertaken by our wholly owned subsidiary, eLNet, the analysis of our financial condition and results of operation contained herein with respect to revenues, cost of goods sold, and operating expenses and margins and our liquidity analysis is presented with the understanding that all financial information of eLNet for the periods ending December 31, 2002 and 2001 are netted and reflected as “Net Assets From Discontinued Operations” and “Provision for Loss From Disposal of Discontinued Operations” on our Balance Sheet, “Discontinued Operations” after “Income From Continuing Operations Before Preferred Dividends” on our Statement of Operations and “Transitional Goodwill Impairment Loss” and “Provision for Loss From Disposal of Discontinued Operations” on our Statements of Cash Flows.

The restated financial statements in this report incorporate the proper entries for these expenses and all necessary adjustments have been made to the balance sheet, statement of operations, stockholders’ equity and cash flows in the financial statements.

Our revenues increased by $863,053 to $4,868,211 for fiscal 2002, from $4,005,158 in fiscal 2001, representing an increase of 21.5%. This increase is primarily attributed to a 37% increase in our degree programs primarily related to: (i) a 227% increase in revenues with respect to our radiology degree program reflecting a full year of revenue recognition combined with a more sales to new students; (ii) a 13.3% increase in revenues with respect to our bachelor’s of criminal justice program; (iii) the launching of two new nursing programs with Graceland University (which will be discontinued in 2003) and a new master’s degree program in criminal justice with the University of Cincinnati; (iv) coupled with slight increases in our revenues with respect to our audiology (7.1%) and pharmacy (5.1%) programs. The increase in the degree program revenues were slightly offset with a 12.9% decline in our certificate revenues, consulting and other revenues. Consulting contracts, a new source of revenue for us in 2001, contributed $384,000 during fiscal 2002, a decline of $98,000 or approximately 20%.

Gross profit increased by $936,572, or 33.4%, to $3,741,744 for fiscal 2002 from $2,805,172 in fiscal 2001, primarily due to increased margins in our degree programs of 54.1% and partially offset by decreases of approximately 18.1% in our non-degree program margins (principally related to the write-off of content with respect to certain discontinued certificate programs). In fiscal 2002, our gross profit margin increased to 76.9% from 70% in the comparable 2001 period. The increase is primarily attributed to increased margins in our radiology program and bachelor’s of criminal justice program, which collectively account for a higher percentage of revenues than in the year ago period.

Operating expenses decreased by 251,802 to 3,283,137 for fiscal 2002 from $3,534,939 for fiscal 2001, representing a decrease of approximately 7.1%. This decrease is primarily due to:

•	A reduction of payroll and contract labor collectively aggregating $119,067 primarily resulting from the resignation of the Company’s CFO in May of 2002.
•	A reduction of $39,053, or 48.4%, in travel as the exploration for new programs and other initiatives was significantly curtailed.
•	Recruiting expenses was down $28,257 as few new employees were brought on board in fiscal 2002.
•	Depreciation and amortization expense classified as operating expenses decreased by $22,012 to $221,028 in fiscal 2002 from $243,040 in fiscal 2001 reflecting the continued and reduced amortization of other assets, primarily marketing and content development investments undertaken in support of degree programs.
•	These decreases were partially offset by rising directors and officers’ liability insurance and professional fees of $27,374 (25.6%) and $30,718 (37.3%), respectively

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

Discontinued Operations

The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, customer budget cuts, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company’s wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending December 31, 2002, with a net loss of $356,908 in 2001 and $165,796 in 2002.

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

Net assets of discontinued operations	2002	2002	2001	2001
(thousands of dollars)	As Previously Reported	As Restated	As Previously Reported	As Restated
Net current assets	$37	$37	$72	$72
Property, plant and equipment—net	18	18	33	33
Other net noncurrent assets	1,514	1,514	3,360	3,360
Net assets of discontinued operations	$1,570	$1,570	$3,465	$3,465

Discontinued operations—net of tax were as follows:	2002	2002	2001	2001
(thousands of dollars)	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Sales	$1,059	$1,059	$1,359	$1,359

Pre-tax income/(loss)	$(166)	$(166)	$(357)	$(357)
Provision for taxes on income	—	—	—	—
Loss from operations of discontinued businesses-net of tax	(166)	(166)	(357)	(357)
Pre-tax gain/(loss) on disposal of discontinued businesses	(1,550)	(993)	—	—
Provision/(benefit) for taxes on gain/(loss)	—	—	—	—
Gain/(loss) on disposal of discontinued businesses-net of tax	(1,550)	(993)	—	—
Discontinued operations—net of tax	$(1,716)	$(1,159)	$(357)	$(357)

Liquidity and Capital Resources

Our cash and cash equivalents totaled $451,000 as of December 31, 2002 as compared to $481,000 in 2001.

This slight decrease in cash was attributed to:

•	Cash provided by operating activities was $1,376,000 as compared to $857,000 in the year ago period, or an increase of approximately 62%.

•	Cash used in investing activities (principally marketing and content development) remained relatively consistent in 2002 as compared to 2001 reflecting a total spend of $1,366,000 as compared to $1,355,000 in 2001.

•	We spent approximately $40,000 in cash related to financing activities primarily related to the payment of preferred dividends of $140,000 which was offset with the receipt of $75,000 from our line of credit and the repayment of a $75,000 bridge loan made to an acquisition target in 2001.

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

Subsequent Events.

On March 5, 2003, we received a letter from Graceland University whereby Graceland, exercising its option under our agreement, elected to terminate its relationship with us as a result of the failure to meet the minimum number of students’ threshold by the spring of 2003. Accordingly, we are in the process of discontinuing our Masters of Science in Nursing, Bachelors of Science in Nursing and Registered Nurse to Masters of Science in Nursing programs as well as a one certificate program with Graceland. With respect to this program, approximately 4% of our degree program revenues and approximately 3% of our other revenues were derived from these programs during the year ended December 31, 2002. As of this date, the details of our transitional arrangement with Graceland University are uncertain as well as the financial impact that the loss of this relationship will have on our overall financial performance for 2003 and beyond.

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

In June 2002 management utilizing the criteria set forth in SFAS 142 determined that a portion of the goodwill associated with the acquisition of our wholly-owned subsidiary, eLNet, should be written-off. The fair value of eLNet as of that time was estimated by management using a combination of traditionally accepted valuation methods (i.e., multiples of revenue and EBITDA as well as discounted cash flow and industry comparables). As a result, effective March 31, 2002 we recorded a transitional goodwill impairment loss of $2,000,000 as the effect of a change in accounting principle. The recognized transitional goodwill impairment loss was an estimate that was not finalized until the filing of this Form 10-KSB due to management’s inability, as of June 2002 to predict, with any reasonable degree of accuracy, the long-term effect of the foregoing described factors.

The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, customer budget cuts, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company’s wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending December 31, 2002, with a net loss of $356,908 in 2001 and $165,796 in 2002. Effective February 28, 2003, we entered into and consummated the closing of a Stock Purchase Agreement with R&B Holdings, Inc., a Virginia corporation whereby we sold all of the issued and outstanding stock of eLNet for $326,704 in cash and the assignment to the Company of an eLNet receivable in the amount of $123,296. As a result of the sale of eLNet which was effective as of February 28, 2003, we recognized an additional loss from discontinued operations of approximately $993,000 (as restated) as of December 31, 2002 resulting in a net loss for the year ending December 31, 2002 of approximately $3.159 million (as restated).

On March 5, 2003, we received a letter from Graceland University whereby Graceland, exercising its option under our agreement, elected to terminate its relationship with us as a result of the failure to meet the minimum number of students’ threshold by the spring of 2003. Accordingly, we are in the process of discontinuing our Masters of Science in Nursing, Bachelors of Science in Nursing and Registered Nurse to Masters of Science in Nursing programs as well as a one certificate program with Graceland. With respect to this program, approximately 4% of our degree program revenues and approximately 3% of our other revenues were derived from these programs during the year ended December 31, 2002. As of this date, the details of our transitional arrangement with Graceland University are uncertain as well as the financial impact that the loss of this relationship will have on our overall financial performance for 2003 and beyond.

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

•	third-party suppliers of instructor-led education and learning;

•	internal education departments; and

•	other suppliers of technology-based learning solutions.

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

We Do Not Anticipate Any Acquisitions During 2003.

As part of our business strategy, we do not anticipate at this time to acquire businesses. We may, however, engage in strategic ventures and alliances or investments will be accompanied by certain risks. These risks include, among other things, the:

•	expenditures of cash which may reduce our cash reserves to critical levels,

•	difficulty of assimilating the operations and personnel of the venture,

•	potential disruption of our ongoing business,

•	distraction of management from our core business,

•	inability of management to maximize our financial and strategic position,

•	increase in general and administrative expenses,

•	expansion of management information systems,

•	need for greater facilities requirements,

•	increase in overall headcount,

•	maintenance of uniform standards, controls, procedures and policies, and

•	impairment of relationships with employees and clients as a result of any integration of new management personnel

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

Our Operating Results Are Likely To Fluctuate Significantly And May Be Below Expectations.

The following factors may affect our quarterly, as well as our annual, operating results:

•	our ability to attract and retain colleges, universities, associations and companies;

•	our ability to successfully implement our proposed distributed learning programs;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business;

•	our introduction of new or enhanced services and products, and similar introductions by our competitors;

•	our ability to upgrade and develop our systems and infrastructure;

•	our ability to attract, motivate and retain personnel;

•	our lack of operating capital; and

•	technical difficulties in delivering our services.

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

We Have A History of Losses and No Assurance Can Be Given of Return to Profitability.

Prior to expanding our infrastructure and business in fiscal year 2000, the Company was profitable, but during the fiscal years 2000 and 2001 the Company was unable to generate revenue sufficient offset these additional expenses and in 2002, to offset losses resulting from discontinued operations. Consequently, the Company again sustained substantial losses in 2002. Net losses before preferred dividends for the twelve (12) months ended December 31, 2002 were approximately $2.689 million (as restated) ($2.829 million after preferred dividends, as restated) or $(0.18, as restated) per share. This loss results from charges incurred with respect to the write off of goodwill and discontinued operations of eLNet in the aggregate amount of $3.159 million (as restated). While no assurance can be given, we believe our continuing business operations which were profitable in 2002 will continue to be profitable in 2003 and that with the elimination of eLNet our resources, both human and capital, our cash is largely adequate to support our planned growth in 2003.

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

Possible Sales of Securities by Current Shareholders May Have Depressive Effect On Market.

There are currently approximately 15,861,250 shares of the Company’s common stock outstanding which are either freely tradable or may be traded as “restricted securities” pursuant to Rule 144 under the Securities Act. Under Rule 144, a person who has held restricted securities for a period of one year may sell a limited number of shares to the public in ordinary brokerage transactions. Sales of a large number of these securities will likely have a depressive effect on the market price of the Company’s common stock.

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

Item 7.    Financial Statements

Financial Statements. The Financial Statements required by this Item are included at the end of this report beginning on Page F-1 as follows:

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Person

Board of Directors and Executive Officers

The name and age of each nominee, his principal occupation, and the period during which such person has served as a director is set forth below:

Name Of Nominee	Age	First Became A Director Of The Company	Position
Rogers W. Kirven, Jr. (1)(2)	49	1999	Chairman of the Board/CEO
Daniel J. Devine (1)(2)	41	1999	President and Director
Dr. Robert Frank (2)	50	1999	Director
Dr. Paul Lerman	61	1999	Director
Thomas J. Crane (1)	45	2000	Director
Richard M. Flaherty	44	N/A	Executive Vice President/COO

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

Rogers W. Kirven, Jr., Co-founder of the Company, Chairman of the Board and Chief Executive Officer, Secretary and Treasurer. Mr. Kirven has served as one of our Directors and Chief Executive Officer since 1999. From April of 1994 until May of 1999, Mr. Kirven served as CEO of Ivanhoe Medical Systems, Inc., a company that operated several sleep apnea centers located in Ocoee, Florida. From May of 1999 until March 2000, Mr. Kirven served as CEO of Valley Pain Centers, Inc. and Back

Genesis, Inc., companies that operated orthopedic pain management and rehabilitation businesses with their principle offices located in Ocoee, Florida. Since 1991, Mr. Kirven also serves as Managing Partner of the Kirven Group, Inc., located in Ocoee, Florida, a private investment firm that specializes in investments in healthcare and education. Mr. Kirven holds a Bachelor of Arts degree from Clemson University and is a graduate of the Executive Program for Small Companies’, Stanford University.

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

Dr. Paul Lerman. Dr. Lerman became a Director of the Company in November 1999. Since April 1990, Dr. Lerman has served as Dean and Professor of the College of Business Administration for Fairleigh Dickinson University. Dr. Lerman also provides consulting services to a number of major corporations including, the BASF Corporation and the AT&T Corporation. Dr. Lerman received his Ph.D. in Operations Research from New York University, a Master’s degree in Mechanical Engineering from New York University, a Bachelor of Arts degree in Mathematics and Economics and a B.M.E. in Mechanical Engineering from the New York University.

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

Non-Director Executive Officers

Anthony Ruben. Effective May 24, 2002, the Company entered into a Termination and Settlement Agreement with Anthony Ruben its Chief Financial Officer. The principal terms of the Settlement Agreement are as follows:

•	Mr. Ruben resigned effective as of May 24, 2002 (the “Termination Date”) as CFO of the Company.

•	The Company agreed to pay and did pay Mr. Ruben his base salary and benefits accrued through the Termination Date.

•	The Company agreed to pay and did pay the cost of COBRA insurance coverage for Mr. Ruben for the months of June and July 2002.

•	The Company agreed to pay and did pay Mr. Ruben the sum of $15,000.00 for certain transition services.

•	Mr. Ruben was entitled to keep 50,000 options to purchase the Company’s common stock with the understanding that such options would expire if not sooner exercised on April 30, 2003.

•	The execution by Mr. Ruben of a release of the Company and its subsidiaries.

Richard M. Flaherty. Effective January 6, 2003, Mr. Flaherty became the Company’s Executive Vice President and Chief Operating Officer. Mr. Flaherty comes to us with over fifteen years senior management experience in high growth companies as President, Chief Operating Officer, Executive Vice President of Sales and Marketing and Chief Financial Officer. From 2000-2002, Mr. Flaherty was president of Special Data Processing, a $150 million direct marketing firm with over 25,000 employees located in Clearwater, Florida. Mr. Flaherty served as Executive Vice President of Sales and Marketing from 1994 to 1999 for Crown Marketing Group, a marketing and promotional company located in Clearwater, Florida and was later promoted to President of the Company in 2000. Mr. Flaherty holds a Bachelor of Arts Degree in Business Administration from the University of Notre Dame, South Bend, Indiana.

Committees and Meetings.

The Board of Directors held 4 meetings in 2002 and each director of the Board attended either in person or via teleconference. All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive compensation for serving on the Board of Directors as described below.

For so long as the University of Florida Foundation (“UFF”) owns at least one (1) percent of our common stock, as calculated on a fully diluted basis, it has the right to designate one nominee, reasonably acceptable to the Company, for election to the Board of Directors. Likewise, for so long as Pioneer Ventures Associates Partnership (“Pioneer”) owns at least three (3) percent of our common stock, or Series A Preferred Stock which could be converted into at least three (3) percent of our common stock, it has the right to designate one nominee to our Board of Directors. Presently, Dr. Robert Frank serves as the UFF appointee and Dr. Paul Lerman serves as the Pioneer appointee.

The Company has established a standing Audit Committee and a Compensation Committee. The Audit Committee recommends to the Board of Directors an accounting firm to serve as the Company’s independent accountants, reviews the scope and results of the annual audit of the Company’s consolidated financial statements, reviews nonaudit services provided to the Company by the Company’s independent accountants and monitors transactions among the Company and its affiliates, if any. The Audit Committee currently consists of Mr. Kirven, who is the Chairman, Mr. Devine and Mr. Crane. The Audit Committee met on March 10, 2003 and in connection with such meeting:

•	Reviewed and discussed the registrant’s audited financial statements with management;

•	Discussed with the registrant’s auditor the matters required to be discussed by Statement on Auditing Standards (SAS) No. 61

•	Received the written disclosures and the letter from the registrant’s auditor required by Independence Standards Board Standard No. 1 and discussed with the auditor its independence; and

•	Based on the foregoing review, recommended to the Board of Directors that the audited financial statements be included in the registrant’s Form 10-KSB.

The Compensation Committee is responsible for supervising the Company’s compensation policies, administering the employee incentive plans, reviewing officers’ salaries and bonuses, approving significant changes in employee benefits and recommending to the Board such other forms of remuneration as it deems appropriate. The Compensation Committee currently consists of Mr. Kirven, who is the Chairman, Mr. Devine and Dr. Frank, who is independent.

Section 16(A) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownerships and reports of changes in ownership, and to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports and written statements from officers and directors furnished to the Company, all Section 16(a) filing requirements applicable to its officers, directors and beneficial owners of more than 10% of our common stock were complied with during the year.

Item 10.    Executive Compensation

The following table sets forth compensation paid by the Company to each person who served in the capacity of Chief Executive Officer during 2001 and 2002 and other officers of the Company whose total annual salary and bonus for the fiscal years ended December 31, 2001 and December 31, 2002 exceeded $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
Name & Principal Position	Year	Annual Compensation				Awards		Payouts
		Salary($)	Bonus($)		Other Annual Compensation	Restricted Stock Award(s)$	Securities Underlying Options(#)	LTIP Payouts($)
Rogers W. Kirven, Jr., CEO (1)(3)(4)	2002 2001	$103,633 $178,365	$ $	80,208 -0-	$ 9,837 $14,111	$-0- $-0-	-0- (116,000)	$-0- $-0-

Daniel J. Devine President (2)(3)(4)	2002 2001	$ 83,217 $142,692	$ $	64,167 -0-	$ 9,776 $14,111	$-0- $-0-	-0- (84,000)	$-0- $-0-

Anthony Ruben	2002	$ 54,892		$-0-	$ 2,036	$-0-	-0-	$-0-

CFO(5)	2001	$138,391	$-0-	$12,865	$-0-	300,000	$-0-

(1)	Rogers W. Kirven, Jr. has served as our Director and the Chief Executive Officer since our organization on February 9, 1999. Pursuant to an employment agreement entered into in November 1999, Mr. Kirven receives annual salary payments equal to $175,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2002, the Company paid Mr. Kirven a car allowance of $4,750 and paid health insurance premiums of $5,086.80. See “Employment Agreements.”

(2)	Daniel J. Devine has served as a Director and President since our organization on February 9, 1999. Pursuant to an employment agreement entered into in November 1999, Mr. Devine receives annual salary payments equal to $140,000 and certain perquisites and other benefits. For the fiscal year ended December 31, 2002, the Company paid Mr. Devine a car allowance of $4,750 and paid health insurance premiums of $5,025.84. See “Employment Agreements.”

(3)	Three hundred eighty one thousand one hundred eighteen (381,118) options were granted to Mr. Kirven and 275,982 options were granted to Mr. Devine on February 9, 1999 under the Company’s 1999 Stock Option Plan. No options were granted in 2000 and no options have been exercised to date. Effective June 26, 2001, in order for the Company to have sufficient options to grant to its employees, Messrs. Kirven and Devine forfeited 116,000 and 84,000 options, respectively.

(4)	Bonuses are actual amounts paid plus accruals. Rogers W. Kirven Jr. has been paid $31,250, while the difference $48,958 was accrued for. Daniel J. Devine has been paid $25,000, while the difference $39,167 was accrued for.

(5)	Mr. Ruben resigned as CFO of the Company in May 2002. Mr. Ruben was entitled to keep 50,000 options to purchase the Company’s common stock previously granted to him with the understanding that such options would expire if not sooner exercised on April 30, 2003.

Equity Compensation Plans.

A summary of options granted to purchase common stock under the Company’s 2002, 2000 and 1999 Stock Plans are presented below:

2002 Plan	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2001	—	—
Granted	374,000	$0.25
Exercised	—	—
Forfeited	125,000	$0.25

Outstanding as of December 31, 2002	249,000	$0.25

Options exercisable at year end	219,167	$0.25

2000 Plan	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 1999	—	—

Granted	1,060,000	$1.95
Exercised	—	—
Forfeited	60,000	$2.00

Outstanding as of December 31, 2000	1,000,000	$1.95

Granted	440,000	$0.38
Exercised	—	—
Forfeited	455,000	$2.00

Outstanding as of December 31, 2001	985,000	$1.22

Granted	300,000	$0.24
Exercised	—	—
Forfeited	540,000	$2.00

Outstanding as of December 31, 2002	745,000	$0.26

Options exercisable at year end	745,000	$0.26

Weighted average fair value of options granted during the year at market	300,000	$0.24

1999 Plan	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 1998	—	—
Granted	1,500,000	$0.94
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 1999	1,500,000	$0.94
Granted	90,000	$1.50
Exercised	—	—
Forfeited	90,000	$3.02

Outstanding as of December 31, 2000	1,500,000	$0.86

Granted	235,000	$0.38
Exercised	—	—
Forfeited	318,600	$0.83

Outstanding as of December 31, 2001	1,416,400	$0.78
Granted	45,000	$0.25
Exercised	—	—
Forfeited	150,000	$0.78

Outstanding as of December 31, 2002	1,311,400	$0.76

Options exercisable at year end	1,262,608	$0.76

Weighted average fair value of options granted during the year at market	45,000	$0.24

The following table summarizes information about the options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Lives (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price

$.24	300,000	4.50		300,000
$.25	294,000	4.50		230,834
$.35	16,000	3.13		12,666
$.375	600,000	3.00		593,500
$.45	34,000	1.17		34,000
$.55	25,000	1.24		25,000
$.75	911,400	1.11		911,400
$1.00	100,000	2.95		94,375
$2.00	15,000	2.91		15,000
$4.00	10,000	1.11		10,000

	2,305,400	3.09	$0.55	2,226,775	$0.55

Awards under the Plan consist of stock options (both non-qualified options and options that qualify as “Incentive Stock Options” under Section 422 of the IRC of 1986, as amended), as described in the Plan.

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

Value of Options Outstanding at Year End

As of December 31, 2002 the Company had 457,100 issued and outstanding options to Named Executive Officers. Because the market price of the Company’s stock was in excess of the exercise price of these options there has been no value assigned to these options.

Employment Agreements.

Rogers W. Kirven, Jr.

The Company entered into an employment agreement with Rogers W. Kirven, Jr., to serve as our Chief Executive Officer, in November 1999 for an initial term of four years. The principal terms of Mr. Kirven’s employment agreement are as follows:

•	an annual salary of $175,000, which may be increased from time to time at the discretion of our Board of Directors;

•	stock options which may be issued from time to time at the discretion of our Board of Directors and by the Trustees of the Compass Knowledge Group Management Trust;

•	a “change of control” provision which allows Mr. Kirven, upon a change of control of the Company, to terminate his employment agreement and receive 2.9 times his annual base salary;

•	a provision for term life insurance;

•	automobile allowance;

•	discretionary bonuses as determined by the board; and

•	standard benefits.

Daniel J. Devine

The Company entered into an employment agreement with Daniel J. Devine, to serve as our President, in November 1999 for an initial term of four years. The principal terms of Mr. Devine’s employment agreement are as follows:

•	an annual salary of $140,000, which may be increased from time to time at the discretion of our Board of Directors;

•	stock options which may be issued from time to time at the discretion of our Board of Directors and by the Trustees of the Compass Knowledge Group Management Trust;

•	a “change of control” provision which allows Mr. Devine, upon a change of control of the Company, to terminate his employment agreement and receive 2.9 times his annual base salary;

•	provisions for a term life insurance;

•	automobile allowance;

•	discretionary bonuses as determined by the board; and

•	standard benefits.

Richard M. Flaherty

The Company entered into an employment agreement with Richard M. Flaherty, to serve as our Executive Vice President and Chief Operating Officer, on January 6, 2003 for an initial term of three years. The principal terms of Mr. Flaherty’s employment agreement are as follows:

•	an annual salary of $180,000, which may be increased from time to time at the discretion of our Board of Directors;

•	Mr. Flaherty was granted options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.25 per share (the “Option Shares”) which shall vest as follows:

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

•	provisions for a term life insurance;

•	$650.00 monthly non-accountable expense reimbursement;

•	discretionary bonuses; and

•	standard Benefits.

Compensation of Directors

Our directors who are also officers receive no additional compensation for their service as directors. Saving Mr. Crane, each of our outside directors were granted 5,000 options on December 1, 1999. These options have an exercise price of $4.00 and expire on February 9, 2004, unless otherwise extended. On December 12, 2000 Mr. Thomas Crane was elected as a director of the Company and was granted 100,000 options to purchase the Company’s common stock at an exercise price of $1.00 per share. Thirty thousand of these options vested immediately with the remaining 70,000 vesting ratably on a monthly basis over two (2) years. In April of 2002, the Company granted Mr. Crane an additional 50,000 options to purchase the Company’s common stock at an exercise price of $0.25 per share of which 25,00 such options vested immediately and the remainder vest at the rate of 2,085 per month. As of December 31, 2002, Mr. Crane has 136,042 options which have vested.

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

Item 11.    Security Ownership of Management and Principal Stockholders

The following table sets forth data as of December 31, 2002 concerning the beneficial ownership of common shares by (i) the persons known to the Company to beneficially own more than 5% of the outstanding common shares, (ii) all directors and nominees and each Named Executive Officer (as defined under “Executive Compensation” below) and (iii) all directors and executive officers as a group. This table reflects options and warrants that have vested or will vest within the next 60 days and which are exercisable.

Name and Address of Beneficial Owner	Shares of Common Stock Owned	Options/Warrants for Common Stock Owned (8)	Total Shares	Percentage Owned (9)
Management
Rogers W. Kirven, Jr. (1)(4) 2710 Rew Circle, Suite 100 Ocoee, FL 34761	4,546,289	285,118	4,831,407	24.25%

Daniel J. Devine (1)(5) 2710 Rew Circle, Suite 100 Ocoee, FL 34761	3,381,587	210,732	3,592,319	18.04%

Thomas J. Crane (2)(6) 5780 Grande Reserve Way, #1410 Naples, FL 34110	270,000	236,042	506,042	2.54%

Dr. Paul Lerman(2) Farleigh Dickenson University 1000 River Road H325A Teaneck, NJ 07666	-0-	5,000	5,000	*

Dr. Robert G. Frank (2) College of Health Professions University of Florida P.O. Box 100185 Gainesville, FL 32610	-0-	5,000	5,000	*

All officers and directors As a group (5 persons)	8,197,876	741,892	8,939,768	44.88%

Other Principal Stockholders

Pioneer Ventures Ltd. Ptn. (7) 651 Day Hill Road Windsor, CT 06095-0040	875,000	300,000	1,175,000	5.90%

*	INDICATES LESS THAN ONE PERCENT.

(1)	Individuals who are both officers and directors.

(2)	Individuals who are directors only.

(3)	Individuals who are officers only.

(4)	As a founder of the Company, Mr. Kirven received 4,809,289 (on a post-recapitalization basis) shares of the Company’s common stock and 381,118 options to purchase the Company’s common stock at an exercise price of $0.75. On December 24, 1999 Mr. Kirven gifted 203,000 shares to the University of Florida Foundation. On May 11, 2001 pursuant to a private offering of the Company’s securities, Mr. Kirven purchased 40,000 common shares and a warrant to acquire an additional 20,000 common shares at $0.50 per share for $20,000. On June 21, 2001, Mr. Kirven gifted 100,000 common shares to his daughter and son-in-law. On June 26, 2001, Mr. Kirven forfeited 116,000 of his options.

(5)	As a founder of the Company, Mr. Devine received 3,482,587 (on a post-recapitalization basis) shares of the Company’s common stock at an exercise price of $0.75. On December 24, 1999, Mr. Devine gifted 147,000 shares to the University of Florida Foundation. On March 31, 2001 pursuant to a private offering of the Company’s securities, Mr. Devine purchased 37,500 shares and a warrant to acquire an additional 18,750 shares at $0.50 per share for $18,750. On June 26, 2001, Mr. Devine forfeited 84,000 of his options. During 2001, Mr. Devine purchased 8,500 shares of the Company’s common stock in the open market at an average price of $0.25 per share.

(6)	Mr. Crane was granted 100,000 options on December 12, 2000 (70,838 of which have vested or will vest in the 60 days following December 31, 2001) at an exercise price of $1.00 per share expiring on the fifth anniversary date of vesting. During 2000, Mr. Crane also purchased 70,000 shares of our common stock in the open market at an average price per share of approximately $2.03. Pursuant to a private offering of the Company’s common securities in accordance with an exemption from registration, Mr. Crane purchased 200,000 shares of the Company’s common stock and a warrant to purchase 100,000 additional shares at $0.50 for $100,000. On April 1, 2002, the Company granted an additional 50,000 options having a five-year term, 25,000 of which vested on the date of grant with the remainder vesting at the rate of 2,083 per month.

(7)	Pioneer Ventures owns 2,000 shares of our convertible Series A Preferred Stock which may be converted by Pioneer at anytime into 875,000 shares of our common stock. By virtue of our Certificate of Designation, Pioneer Ventures has the right to vote its Preferred Stock with our common shareholders as a group on the same basis as if the Preferred Stock was converted to common stock. In July of 2001 in exchange for Pioneer’s consent to allow us to change accountants, the Company granted Pioneer warrants to purchase: 100,000 of our common shares at $0.55 per share expiring on December 31, 2002; 100,000 of our common shares at $0.75 per share expiring on December 31, 2003; and, 100,000 of our common shares at $1.00 per shares expiring on June 30, 2004.

(8)	Reflects options granted under our option plans which may be exercised within the next 60 days.

(9)	Based upon 15,861,250 issued and outstanding shares and 4,056,775 options, warrants and other convertible instruments (i.e., the Series A Convertible Preferred) that may be either exercised or converted into common stock within the next 60 days.

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

Pursuant to an offering of the Company’s securities in accordance with an exemption from registration, certain officers and directors (which are identified in Part II, Item 11 above) and other accredited investors purchased between March 2001 and July 2001, 605,000 shares of the Company’s common stock and warrants to acquire 302,500 additional shares at an exercise price of $0.50 per share for an aggregate amount of $302,500.

In July of 2001 in exchange for Pioneer Ventures Ltd. Partnership’s consent to allow us to change accountants, the Company granted Pioneer warrants to purchase: 100,000 of our common shares at $0.55 per share expiring on December 31, 2002; 100,000 of our common shares at $0.75 per share expiring on December 31, 2003; and, 100,000 of our common shares at $1.00 per shares expiring on June 30, 2004.

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

Fiscal Year 2002

Effective May 24, 2002, the Company entered into a Termination and Settlement Agreement with Anthony Ruben its Chief Financial Officer. The principal terms of the Settlement Agreement are as follows:

•	Mr. Ruben resigned effective as of May 24, 2002 (the “Termination Date”) as CFO of the Company.

•	The Company agreed to pay and did pay Mr. Ruben his base salary and benefits accrued through the Termination Date.

•	The Company agreed to pay and did pay the cost of COBRA insurance coverage for Mr. Ruben for the months of June and July 2002.

•	The Company agreed to pay and did pay Mr. Ruben the sum of $15,000.00 for certain transition services.

•	Mr. Ruben was entitled to keep 50,000 options to purchase the Company’s common stock with the understanding that such options would expire if not sooner exercised on April 30, 2003.

•	The execution by Mr. Ruben of a release of the Company and its subsidiaries.

Effective October 1, 2002, the Company executed an Addendum to its Professional Lease Agreement with its landlords, one of which is the Company’s CEO, increasing the base rental rate to $14.00 per square foot and extending the term until September 30, 2004.

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

2.4

Agreement and Plan of Stock Purchase entered into by and among COMPASS KNOWLEDGE HOLDINGS, INC., a Nevada corporation (“CKHI”) and COMPASS ACQUISITION CORP., a Florida corporation (the “Acquisition Corp”), a wholly owned subsidiary of CKHI (CKHI and the Acquisition Corp shall sometimes be hereinafter collectively known as the “Buyer”) and LARRY G. ROWEDDER, NANCY ROWEDDER, TAMMY ANDERSON, MIKE ROWEDDER, GINA ROWEDDER, JACQUELYN ROWEDDER, LARRY G. ROWEDDER AS CUSTODIAN FOR JESSICA ANDERSON UNDER THE OHIO TRANSFERS TO MINORS ACT and MICHAEL RUTHERFORD (collectively the “Stockholders”) and JAMITA, INC., a Ohio corporation (hereinafter “Company” or “Jamita”).**

2.5

Agreement and Plan of Stock Exchange (the “Agreement”) entered into by and among COMPASS KNOWLEDGE HOLDINGS, INC., a Nevada corporation (“CKHI”) and COMPASS ACQUISITION CORP., a Florida corporation (the “Acquisition Corp”), a wholly owned subsidiary of CKHI (CKHI and the Acquisition Corp shall sometimes be hereinafter collectively known as the “Buyer”) and MICHAEL RUTHERFORD (the “Stockholder”) and RUTHERFORD LEARNING GROUP, INC., a North Carolina corporation (hereinafter “Company” or “RLG”).**

2.6

SETTLEMENT AND ASSET PURCHASE AGREEMENT made effective as of July 1, 2001 (the “Effective Date”) by and among Compass Knowledge Holdings, Inc. (“Compass”), Educators’ Learning Network, Inc. f/k/a Jamita, Inc. (“ELNet”), Rutherford Learning Group, Inc. (“RLG”) (Compass, ELNet, and RLG are hereinafter sometimes collectively referred to as the “Companies”) and Michael Rutherford (“Rutherford”).***

Exhibit 3	Articles and Bylaws

3.1	Articles of Incorporation*

3.2	Certificate of Amendment*

3.3	Plan and Articles of Merger*

3.4	Certificate of Designation*

3.5	Bylaws*

Exhibit 4	Instruments defining rights of security holders.

4.1	Certain rights of security holders are set forth in the Articles of Incorporation, as amended, and our Bylaws as set forth in Exhibits 3.1, 3.2, 3.3 and 3.4*

4.2	Investment Agreement by and between Pioneer Ventures Associates Limited Partnership and Compass Knowledge Group, Inc. dated November 5, 1999.*

4.3	Voting and Shareholder’s Agreement by and between Pioneer Ventures Associates Limited Partnership and Rogers W. Kirven, Jr. and Daniel Devine dated November 5, 1999.*

4.4	Compass Knowledge Holdings, Inc. Year 1999 Stock Option Plan.*

4.5	Compass Knowledge Group, Inc. Stock Option Agreement*

4.6	Compass Knowledge Holdings, Inc. Year 2000 Stock Option Plan.*

4.7	Stock Purchase Warrants issued to Pioneer Ventures Associates Limited Partners on June 27, 2001.***

Exhibit 10	Material Contracts

10.1	Amended and Restated Employment Agreement dated November 1, 1999 between Rogers W. Kirven, Jr. and Compass Knowledge Holdings, Inc.*

10.2	Amended and Restated Employment Agreement dated November 1, 1999 between Daniel J. Devine and Compass Knowledge Holdings, Inc.*

10.3	Registration Rights Agreement for the University of Florida Foundation, Inc.*

10.4	Standard Professional Services Agreement*

10.5	Marketing and Sales Agreement by and between Compass Knowledge Group, Inc., and GE Medical Systems.***

10.6	E-Learning Services Agreement by and between Eduprise, Inc. and Compass Knowledge Group, Inc. effective January 1, 2001.***

10.7	LOAN AND SECURITIES PURCHASE AGREEMENT entered into on February 5, 2002 by and between Compass Knowledge Holdings, Inc. (“Compass”) and Michael Etchison.****

10.8

Amendment to Employment Agreement effective January 7, 2002 with respect to that certain Employment Agreement entered into by and between Compass Knowledge Holdings, Inc. (the “Company”) and Anthony Ruben (hereinafter, “Employee”), dated May 1, 2000.***

10.9

TERMINATION AND SETTLEMENT AGREEMENT (hereinafter referred to as the “Agreement”), entered into effective March 16, 2001 (the “Effective Date”), by and between Compass Knowledge Holdings, Inc. (“Compass”) and Ramsey Hashem (“Hashem”) and the ADDENDUM TO THAT CERTAIN TERMINATION AND SETTLEMENT AGREEMENT dated March 16, 2001 (the “Addendum”), entered into effective June 1, 2001 (the “Effective Date”), by and between Compass and Hashem.***

10.10

TERMINATION AND SETTLEMENT AGREEMENT (hereinafter referred to as the “Agreement”), entered into effective May 22, 2002 (the “Effective Date”, by and between Compass Knowledge Holdings, Inc. (“Compass”) and Anthony Ruben (“Ruben”).******

10.11

Employment Agreement executed on January 6, 2003 to be effective as of January 6, 2003 (the “Commencement Date”) by and between Compass Knowledge Holdings, Inc., (the “Company”) and Richard M. Flaherty (“Employee”).*****

21.1	Subsidiaries of the Company.*****

99.1	Certification Pursuant to 18 U.S.C. ss. 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Chief Executive Officer.*****

99.2	Certification Pursuant to 18 U.S.C. (S) 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*****

All Exhibits except as otherwise noted below are filed with this Form 10-KSB

*	Incorporated by reference from the Registrant’s Form 10/SB (Commission File No. 0-29615)

**	Incorporated by reference from the Registrant’s current Form 8-K/SB filed with the Commission on August 23, 2000.

***	Incorporated by reference from the Registrant’s Form 10-KSB (Commission File N0-0-29615) filed with the Commission on March 15, 2001.

****	Incorporated by reference from the Registrant’s current Form 8-K/SB filed with the Commission on March 5, 2002.

*****	Enclosed with this filing.

******	Incorporated by reference from the Registrant’s current Form 8-K filed with the Commission on May 23, 2002.

(b) Reports on Form 8-K

Form 8-K filed with the Commission on January 6, 2003

ITEM 14.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of management, including its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Company as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in periodic SEC filings.

(b) Changes in internal controls

There were no significant changes made in the Company’s internal controls during the period covered by this report or, to the Chief Executive Officer’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPASS KNOWLEDGE HOLDINGS, INC.

Date: May 14, 2003	By:	/s/ ROGERS W. KIRVEN, JR.
Chief Executive Officer and CFO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DANIEL J. DEVINE	Director	May 14, 2003
/s/ DR. PAUL LERMAN	Director	May 14, 2003
/s/ DR. ROBERT FRANK	Director	May 14, 2003
/s/ THOMAS J. CRANE	Director	May 14, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/    Rogers W. Kirven, Jr.

Rogers W. Kirven, Jr., Chief Executive and

Financial Officer

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2002 and 2001

TOGETHER WITH REPORT OF INDEPENDENT

CERTIFIED PUBLIC ACCOUNTANTS

PART F/S

COMPASS KNOWLEDGE HOLDINGS, INC.

Report of Independent Certified Public Accountants

To Compass Knowledge Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Compass Knowledge Holdings, Inc. and subsidiaries (a Nevada corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

February 27, 2003 except as to Note 12,

which is as of May 14, 2003

Maitland, Florida

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in Thousands)

AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001

	December 31, 2002		December 31, 2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS
CURRENT ASSETS:
Cash	$451	$451	$482	$482
Accounts receivable, net of allowance	905	905	80	80
for doubtful accounts of $6 & $0 at December 31, 2002 and December 31, 2001, respectively
Note receivable	—	—	75	75
Prepaid expenses	72	72	123	123
Other assets, net	729	729	527	527

Total current assets	2,157	2,157	1,287	1,287
PROPERTY AND EQUIPMENT, net	245	245	239	239
GOODWILL, net	847	847	847	847
OTHER ASSETS, net	562	562	707	707
NET ASSETS OF DISCONTINUED OPERATIONS	1,570	1,570	3,465	3,465

Total assets	$5,381	$5,381	6,545	6,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$622	$622	$731	$731
Deferred student fees	1,279	1,279	689	689
Note payable-current portion	75	75	50	50
Provision for Loss from Disposal of Discontinued Operations	1,682	1,125	—	—

Total current liabilities	3,658	3,100	1,470	1,470

Total liabilities	3,658	3,100	1,470	1,470

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, 2,000 shares issued and outstanding	1,667	1,667	1,667	1,667
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,861,250 and 15,861,250 shares issued and outstanding at December 31, 2002 and December 31, 2001 respectively	16	16	16	16
Additional paid-in-capital	6,020	6,020	5,986	5,986
Unearned compensation	—	—	(0)	(0)
Accumulated deficit	(5,979)	(5,422)	(2,593)	(2,593)

Total stockholders’ equity	1,723	2,281	5,076	5,076

Total liabilities and stockholders’ equity	$5,381	$5,381	$6,545	$6,545

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
TOTAL STUDENT FEE REVENUE
Net student fee revenue from degree programs	$3,790	$3,790	$2,768	$2,768
Gross student fee revenue from non-degree programs	686	686	712	712
Gross revenue from subscriptions and consulting services	384	384	482	482
Other revenue	8	8	43	43

Total revenue	4,868	4,868	4,005	4,005
INSTRUCTION COSTS AND SERVICES	1,126	1,126	1,200	1,200

Gross profit	3,742	3,742	2,805	2,805

OPERATING EXPENSES
Selling and promotional	570	570	593	593
General and administrative	2,713	2,713	2,942	2,942

Total operating expenses	3,283	3,283	3,535	3,535

INCOME (LOSS) FROM OPERATIONS	459	459	(730)	(730)

OTHER INCOME (EXPENSE)
Interest income	11	11	26	26
Interest expense	(5)	(5)	(13)	(13)
Other Income	5	5	—	—

Total other income	11	11	13	13

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PREFERRED DIVIDENDS	470	470	(717)	(717)
DISCONTINUED OPERATIONS	(1,716)	(1,159)	(357)	(357)

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,246)	(689)	(1,074)	(1,074)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,000)	(2,000)	—	—

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	(3,246)	(2,689)	(1,074)	(1,074)
LESS: PREFERRED STOCK DIVIDENDS	(140)	(140)	(140)	(140)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(3,386)	$(2,829)	$(1,214)	$(1,214)

BASIC EARNINGS (LOSS) PER SHARE
Income (Loss) from Continuing Operations	$0.03	$0.03	$(0.05)	$(0.05)
Loss from Discontinued Operations	$(0.11)	$(0.07)	$(0.03)	$(0.03)
Cumulative Effect of Change in Accounting Principle	$(0.13)	$(0.13)	$—	$—

Net Income (Loss) Per Share	$(0.21)	$(0.18)	$(0.08)	$(0.08)

Basic Weighted Average Shares Outstanding	15,861,250	15,861,250	15,466,009	15,466,009

DILUTED EARNINGS (LOSS) PER SHARE
Income (Loss) from Continuing Operations	$0.03	$0.03	$(0.05)	$(0.05)
Loss from Discontinued Operations	$(0.11)	$(0.07)	$(0.03)	$(0.03)
Cumulative Effect of Change in Accounting Principle	$(0.13)	$(0.13)	$—	$—

Net Income (Loss) Per Share	$(0.21)	$(0.18)	$(0.08)	$(0.08)

Diluted Weighted Average Shares Outstanding	15,861,250	15,861,250	15,466,009	15,466,009

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	# of Shares	Amount	# of Shares	Preferred Stock	APIC	Unearned Compensation	Retained Deficit (As Restated)	Stockholders’ Equity (As Restated)
BALANCE, December 31, 2000	14,875,000	$14,875	2,000	$1,667,026	$4,571,688	$(7,574)	$(1,379,088)	$4,866,927

Issuance of Common Stk in PPM	1,167,500	1,167	—	—	1,426,333	—	—	1,427,500
Repurchase of common stock	(181,250)	(181)	—	—	(90,444)	—	—	(90,625)
Issuance of warrants	—	—	—	—	49,689	—	—	49,689
Issurance of stock options	—	—	—	—	28,781	—	—	28,781
Amortization of unearned compensation	—	—	—	—	—	7,247	—	7,247
Preferred Stock Dividend	0	0	0	0	0	0	(140,000)	(140,000)
Net income	—	—	—	—	—	—	(1,073,845)	(1,073,845)

BALANCE, December 31, 2001	15,861,250	$15,861	2,000	$1,667,026	$5,986,047	$(327)	$(2,592,933)	$5,075,674

Issuance of Common Stk in PPM	—	—	—	—	—	—	—	—
Non-Employee Warrants Issued	—	—	—	—	33,473	—	—	33,473
Amortization of unearned compensation	—	—	—	—	—	327	—	327
Preferred Stock Dividend	—	—	—	—	—	—	(140,000)	(140,000)
Net income (As Restated)	—	—	—	—	—	—	(2,688,909)	(2,688,909)

BALANCE, December 31, 2002 (As Restated)	15,861,250	$15,861	2,000	$1,667,026	$6,019,520	$(0)	$(5,421,842)	$2,280,565

The accompanying notes are an integral part of these consolidated financial statements.

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Thousands)

FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	2002		2001
	As Previously Reported	As Restated	As Previously Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,246)	$(2,689)	$(1,074)	$(1,074)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities-
Depreciation and amortization	1,069	1,069	1,329	1,329
Transitional goodwill impairment loss	2,000	2,000	—	—
Provision for loss from disposal of discontinued operations	1,674	1,116	—	—
Write-off Content Development	114	114	—	—
Write-off Direct Marketing	34	34	—	—
Amortization of unearned compensation	0	0	7	7
Stock-based compensation	33	33	78	78
Decrease (increase) in operating assets and liabilities-
Accounts receivable	(973)	(849)	(46)	(46)
Provision for losses on accounts receivable	6	6	—	—
Prepaid expenses	—	—	(50)	(50)
Other current assets	60	60	26	26
Other long-term assets	—	—	5	5
Accounts payable and accrued expenses	(109)	(109)	360	360
Due to related parties	—	—	—	—
Deferred revenue	714	590	222	222

Net cash provided by (used in) operating activities	1,376	1,376	857	857

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(139)	(139)	(129)	(129)
Cash payments for content development costs	(527)	(527)	(532)	(532)
Cash payments for direct marketing costs	(702)	(702)	(566)	(566)
Acquisitions, net of cash/divestiture	2	2	(128)	(128)

Net cash provided by (used in) investing activities	(1,366)	(1,366)	(1,355)	(1,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	—	303	303
Proceeds from issuance of note payable	75	75	50	50
Proceeds from notes receivable	75	75	(75)	(75)
Payment on notes payable	(50)	(50)	—	—
Payment of preferred dividend	(140)	(140)	(140)	(140)

Net cash provided by (used in) financing activities	(40)	(40)	138	138

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30)	(30)	(360)	(360)
CASH AND CASH EQUIVALENTS, beginning of period	481	481	841	841

CASH AND CASH EQUIVALENTS, end of period	$451	$451	$481	$481

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5	$5	$13	$13

The accompanying notes are an integral part of these consolidated financial statements.

1.    ORGANIZATION, REORGANIZATION AND NATURE OF BUSINESS

Compass Knowledge Holdings, Inc. (CKHI) began its business as Professional Educational Seminars, Inc. (PES), a Florida corporation which purchased the operating division and intellectual property of Paul M. Deutsch Press, Inc. in November 1993. PES was formed for the purpose of developing, owning and operating seminars, developing and providing certificate programs and developing and publishing materials in life care planning for catastrophic injuries and impairments. In November 1993, Rogers W. Kirven, Jr., Chief Executive Officer of CKHI, and several other individuals acquired all the issued and outstanding stock of PES, and, in 1994, the name of PES was changed to Rehabilitation Training Institute, Inc. (RTI), one of CKHI’s wholly-owned subsidiaries.

CKHI is an educational company that delivers education programs to working professionals, in the healthcare, education and criminal justice markets utilizing the Internet, expert video presentation and other traditional mediums by:

•	Delivering curricula and content over the Internet and through other traditional mediums,

•	Providing interaction between and among the students and their professors via the Internet through e-mail, lectures and chat rooms, and

•	Providing course content on video and hard copy materials to students.

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

In October 1999, CKGI also agreed to purchase the 35.5% equity interest in Intelicus, LC, which was then owned by the University of Florida Foundation, Inc. as a result of a gift from the University of Florida Health Services, Inc. In exchange for the 35.5% interest, CKGI agreed to issue to the University of Florida Foundation 465,000 shares of its common stock and to contribute $300,000 to the University of Florida Foundation for the purpose of establishing an endowment fund for health professionals (the Contribution). As a condition to the closing, the University of Florida, College of Pharmacy agreed to extend, for a period of five (5) years, the term of its professional service agreements with the Company for an additional 35,000 shares of CKGI common stock. This transaction was valued at $2.00 per share, which was the fair market value of CKGI’s stock at that time. These transactions were closed on December 1, 1999.

On November 15, 1999, CKGI was recapitalized in a tax-free acquisition of Winthrop Industries, Inc. (WII). In accordance with the acquisition agreement, CKGI common stockholders received one share of WII’s common stock for each share of common stock owned by them (9,750,000 aggregate shares), and CKGI’s preferred stockholders received a like kind and number with identical preferences of Series A Preferred Stock in WII (2,000 aggregate shares) in exchange for CKGI’s Series A Preferred Stock. WII also adopted CKGI’s Stock Option Plan, thereby allowing CKGI option holders to exercise their options to acquire common shares of WII in accordance with the adopted Stock Option Plan. No new shares of common stock were issued to the stockholders of WII as part of the exchange. Prior to the acquisition of CKGI, WII was a nonoperating public shell company but, as noted below, WII had completed an offering of its common stock. For accounting purposes, the acquisition has been treated as a recapitalization of CKGI with CKGI as the acquirer. This accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible asset has been recorded. The historical financial statements prior to November 15, 1999, are those of CKGI, which was formed on February 9, 1999.

Also, on November 15, 1999, the Board of Directors of the Company (the Board) approved, and stockholders owning a majority of the Company’s outstanding common stock consented to: (i) the authorization of 5,000,000 shares of preferred stock to be issued with such rights and preferences, as determined by the Board, (ii) a reverse stock split of the issued and outstanding shares of the Company’s common stock on a 3.33 to 1 basis, so that stockholders of the Company prior to the CKGI acquisition received one share of the Company’s $.001 par value common stock for every 3.33 shares of common stock held by them, and (iii) to reflect a name change to Compass Knowledge Holdings, Inc. The accompanying consolidated financial statements reflect the impact of the 3.33 to 1 stock split for all periods presented. As an additional negotiated condition of the WII recapitalization, the management of WII completed an offering on November 15, 1999, of 2,000,000 shares of its common stock, at an offering price of $2.00 per share. The offering was made pursuant to an exemption from registration under the Securities Act of 1933, provided by Regulation D, Rule 506, of said Act, raising proceeds of $3,936,025, net of offering costs of $63,975. Neither CKGI nor any of its officers, directors or stockholders assisted or participated in this offering.

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

The table below reflects unaudited pro forma combined results of the Company, CKHI, Jamita and RLG as if the acquisitions had taken place at the beginning of the period ended December 31, 2000:

2000
Revenue	$4,190,856

(Loss) income before extraordinary items	$(1,178,119)

Net (loss) income	$(1,178,119)

Weighted average shares outstanding:
Basic	14,802,055

Diluted	15,787,684

Earnings per share:
Basic	$(0.080)

Diluted	$(0.080)

Effective July 1, 2001, the Company entered into a Settlement Agreement with Michael Rutherford whereby Mr. Rutherford resigned as an officer and director of two of the Company’s subsidiaries, his employment agreement with such subsidiaries was terminated and substantially all of the assets of the Company’s subsidiary, Rutherford Learning Group (“RLG”), were conveyed to Mr. Rutherford. In connection with this transaction, Mr. Rutherford returned to the Company 181,250 common shares of the Company and his 10 percent equity interest in the Company’s subsidiary, Educators’ Learning Network, (formerly Jamita), which he acquired in connection with the Company’s acquisition of RLG in August 2000. Parties interested in this transaction are encouraged to review Item 5 of our Form 10-QSB filed with the SEC on August 8, 2001.

Effective July 31, 2002, the employment contract of Dr. Larry Rowedder, the founder and President of eLNet, expired and as a result of the parties’ inability to reach mutually agreeable renewal terms, Dr. Rowedder decided to pursue other business opportunities.

The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company’s wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending December 31, 2002, with a net loss of $356,908 in 2001 and $165,796 in 2002.

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

As a result of the sale of eLNet, the Company recognized an additional loss on the disposal of discontinued operations of approximately $993,000 (as restated) as of December 31, 2002.

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

Goodwill

Goodwill represents the excess of the cost over the net assets of the acquired companies and is being amortized on a straight-line basis over 10 to 15 years. Goodwill of $981,555 and $981,555, net of accumulated amortization of $134,443 and $134,443 at December 31, 2002 and 2001, respectively, is included in the accompanying consolidated balance sheets. Amortization expense was $0 and $65,176 for the years ended December 31, 2002 and 2001, respectively.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”). Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002 the Company adopted SFAS 142 and effective as of the first quarter of 2002 wrote down the goodwill associated with the acquisition of eLNet in the amount of $2,000,000.

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

The Company has based its revenue recognition policy on recent guidance by the Securities and Exchange Commission (SEC) and the Emerging Issues Task Force (EITF), in EITF Issue No. 99-19, “Reporting Revenue Gross versus Net,” regarding the recognition of gross versus net revenues for Internet-based entities. While the Company employs distance delivery systems in its operations, of which Internet applications is only one component, management believes that its current revenue recognition policy complies with the SEC’s and EITF’s guidance.

For non-degree programs, in which the Company is responsible for course curricula, the Company records all student fees as gross revenue.

The revenue generated by subscription services is in the form of subscription contracts to the Company’s leadership training programs which was discontinued in the fourth quarter of 2002 and sold in February of 2003. These contracts are generally for a period of two to three years. Revenue is billed for a six- or twelve-month period and is recognized ratably over the billing and service period.

The revenue generated by consulting projects is recognized in conjunction with a report being delivered or a designated service being completed.

For both degree and non-degree programs, student fees must be paid prior to the student’s attendance of the seminar. The Company defers this revenue and recognizes it as income over the period of instruction. If a student withdraws from a course or program prior to the start date or expiration of the drop date, the student fees may be refunded or applied to a later seminar.

Total revenue for courses offered by the Company for 2002 and 2001 were as follows:

	2002	2001
Net student fee revenue from degree programs	$3,789,763	$2,767,641
Gross student fee revenue from non-degree programs	686,065	711,746
Gross revenue from subscription and consulting services	383,700	482,575
Other revenue	8,773	43,195

Total revenue	$4,868,211	$4,005,158

Stock-based Compensation

The Company accounts for employee and non-employee director stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

Under APB 25, the Company recognizes compensation expense related to employee and non-employee director stock options for the excess, if any, of the fair value of the Company’s stock at the date of grant over the option exercise price. The amount is charged to operations over the vesting period. See Note 9 for the pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

The Company accounts for non-employee stock options based on the fair value method in accordance with SFAS 123. Under SFAS 123, the Company recognizes compensation expense related to non-employee stock options based on the fair value of the options at the date of the grant, as determined by the Black-Scholes pricing model. This amount is charged to operations over the vesting period.

Income Taxes

The Company uses the liability method of accounting for income taxes, as set forth in SFAS 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect, in the years in which the differences are expected to reverse.

Earnings Per Common Share

Basic earnings per common share are calculated after deducting dividends on preferred shares from net earnings or losses and are based on the weighted average number of shares outstanding during the period. Diluted earnings per common share reflects adjustments to the weighted average number of shares outstanding for the assumed exercise of employee stock options, less the number of treasury shares assumed to be purchased from the proceeds, including applicable unearned compensation expense and income tax benefits, and the assumed conversion of preferred stock. The diluted share base for the years ended December 31 2002 and December 31, 2001, excludes incremental shares of 57,854 and 985,629, respectively related to employee stock options. These shares are excluded due to their antidilutive effect as a result of the Company’s loss from continuing operations during fiscal 2001 and fiscal 2000.

3.    RELATED-PARTY TRANSACTIONS

Net student fee revenue from one University Partner which is also a shareholder, was $2,352,370 and $2,239,039 for the years ended December 31, 2002 and 2001, respectively.

On January 1, 2000, the Company entered into a commercial lease agreement, with the Company’s Chief Executive Officer (CEO) and principal stockholder, through September 30, 2002 (see Note 6).

As of December 31, 1999, amounts due to related parties included a $12,510 note payable to a stockholder and $300,000 due to the University Partner in connection with the Contribution. Both of these amounts were paid in full during the year ended December 31, 2000.

Ramsey Hashem has served as Vice President of the Company from May 2000 until his resignation on March 16, 2001. In connection with Mr. Hashem’s resignation, the Company paid Mr. Hashem $37,000 in consulting fees from March, 2001 to June, 2001.

Pursuant to an offering of the Company’s securities in accordance with an exemption from registration, certain officers and directors (which are identified in Part II, Item 11 above) and other accredited investors purchased between March 22, 2001 and December 3, 2001, 605,000 shares of the Company’s common stock and warrants to acquire 302,500 additional shares at an exercise price of $0.50 per share for an aggregate amount of $302,500.

In July of 2001 in exchange for Pioneer Ventures Ltd. Partnership’s consent to allow us to change accountants, the Company granted Pioneer warrants to purchase: 100,000 of our common shares at $0.55 per share expiring on December 31, 2002; 100,000 of our common shares at $0.75 per share expiring on December 31, 2003; and, 100,000 of our common shares at $1.00 per shares expiring on June 30, 2004.

Effective May 24, 2002, the Company entered into a Termination and Settlement Agreement with Anthony Ruben its Chief Financial Officer. The principal terms of the Settlement Agreement are as follows:

•	Mr. Ruben resigned effective as of May 24, 2002 (the “Termination Date”) as CFO of the Company.

•	The Company agreed to pay and did pay Mr. Ruben his base salary and benefits accrued through the Termination Date.

•	The Company agreed to pay and did pay the cost of COBRA insurance coverage for Mr. Ruben for the months of June and July 2002.

•	The Company agreed to pay and did pay Mr. Ruben the sum of $15,000.00 for certain transition services.

•	Mr. Ruben was entitled to keep 50,000 options to purchase the Company’s common stock with the understanding that such options would expire if not sooner exercised on April 30, 2003.

•	The execution by Mr. Ruben of a release of the Company and its subsidiaries.

Effective October 1, 2002, the Company executed an Addendum to its Professional Lease Agreement with its landlords, one of which is the Company’s CEO, increasing the base rental rate to $14.00 per square foot and extending the term until September 30, 2004.

See Note 10 for additional related-party transactions.

4.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002 and 2001:

	2002	2001
Computer equipment	$562,169	$421,577
Office furniture	77,318	79,137

	639,487	500,174
Less—Accumulated depreciation	(376,582)	(229,207)

	$262,905	$271,507

5.    INCOME TAXES

No provision for income taxes has been recorded for the year ended December 31, 2002 or 2001 as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company’s ability to realize the deferred tax assets in the future.

Deferred income taxes at December 31, 2002 and 2001, consisted of the following:

	2002	2001
Current deferred tax assets (liabilities);
Accrued professional fees	$18,500	$39,100
Other	—	8,490

Net current deferred tax assets	18,500	47,590
Long-term deferred tax assets (liabilities):
Net operating loss (NOL) carryforward	1,213,000	914,700
Depreciation and amortization	(16,600)	(14,900)
Goodwill Impairment	701,290	—

Net long-term deferred tax assets	1,897,690	889,800

Total deferred tax assets	1,918,890	947,390
Less—Valuation allowance	(1,918,890)	(947,390)

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax assets, a valuation allowance has been established. The net change in the valuation allowance for deferred tax assets at December 31, 2002, was an increase of $968,800. The Company had an NOL carryforward as of December 31, 2002, of approximately $3,567,000 available to offset future taxable income, which expires in varying amounts through 2021. Realization of the deferred tax assets is dependent on generating sufficient future taxable income.

The reconciliation of the benefit (provision) for income taxes based on the U.S. statutory federal income tax rate (34%) to the Company’s benefit (provision) for income taxes is as follows for the years ended December 31, 2001 and 2000:

	2002	2001
U.S. statutory federal income tax benefit (provision)	$914,200	$365,100
State income tax benefit (provision), net of federal tax benefit (provision)	45,000	39,000
Costs incurred but not deductible for tax purposes	9,600	32,400
Total benefit for income taxes	968,800	436,500
Less—Change in valuation allowance	(968,800)	(436,500)

	$—	$—

6.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and equipment under leases that expire on various dates through December 31, 2005. As of December 31, 2002, future net minimum lease payments that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Year Ending December 31,	Amount
2003	$113,054
2004	66,440
2005	4,447

$183,941

Total rent expense for the years ended December 31, 2002 and 2001, was $125,931 and $124,266, respectively. Included in these amounts is rent expense of $41,219 and $40,359 for the years ended December 31, 2002 and 2001, paid to an entity controlled by the Company’s CEO and principal stockholder.

7.    CONVERTIBLE PREFERRED STOCK

On November 5, 1999, the Company issued 2,000 shares of preferred stock for proceeds of $1,667,026, net of offering expenses of $82,974. The preferred stock may be convertible by the holder, at its option, to common stock of the Company at $2.00 per share at any time (see Note 8). The preferred stock is subject to an annual cash and/or preferred stock cumulative dividend of 8%. The holders of the preferred stock also have the following preferences: (i) in the case of liquidation, bankruptcy, receivership or dissolution, a liquidation preference equal to $70 per share plus accrued interest at the rate of 18% per annum; (ii) full voting rights which shall be voted with the Company’s common stock as one class, as if the preferred stock was converted to 875,000 of common stock; (iii) appointment of one director of the Company for so long as the holders own 3% or more of the Company’s common stock, on a fully diluted basis; (iv) a one time demand and unlimited piggyback registration rights with respect to the common shares underlying the preferred stock; and (v) for so long as the holders own 3% or more of the Company’s common stock, the holders shall have co-sale rights comparable to the rights of the Company’s principal stockholders.

8.    EARNINGS PER SHARE

The computation of basic earnings per share was based on the weighted average number of shares of common stock outstanding. The computation of diluted earnings per share was based on the weighted average number of shares of common stock and common stock equivalents outstanding.

In accordance with SFAS No. 128, “Earnings per Share,” the following table reconciles net (loss) income and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the years ended December 31, 2002, and 2001:

	2002	2001
Net (loss) income available to common stockholders	$(2,829,000)	$(1,213,845)

Weighted average shares outstanding	15,861,250	15,466,009
Effect of stock option plan	—	57,854

Diluted weighted average shares outstanding	15,861,250	15,523,863

Basic earnings per share	$(0.18)	$(0.078)

Diluted earnings per share	$(0.18)	$(0.078)

As of December 31, 2002 and 2001, there were 2,000 shares of preferred stock, convertible into 875,000 common shares. These shares were not included in the computation of diluted earnings per share for the years ended December 31, 2002 and 2001, because the effect of the assumed conversion had an antidilutive effect.

9    STOCK OPTIONS AND WARRANTS

Contemporaneous with the formation of CKGI in February 1999, the Board adopted a Stock Option Plan (the Plan), pursuant to which it authorized and granted to the Compass Knowledge Group Management Trust (the Trust) options to purchase up to 1,500,000 shares of CKHI’s common stock. The exercise price shall not be less than 85% of the fair market value of the underlying common stock on the grant date and no option may be exercised beyond seven years from the grant date. No stock option granted to a 10% stockholder may be exercised beyond five years from the grant date.

On December 15, 1999, the Board adopted a Year 2000 Stock Option Plan, which authorized 1,000,000 shares of common stock available for grants to CKHI’s officers, directors, employees and consultants. The exercise price shall be at least equal to the fair market value of the underlying common stock on the grant date and no option may be exercised beyond 10 years from the grant date.

Had total compensation expense been calculated using SFAS 123, the Company’s net loss and loss per common share for the years ended December 31, 2002 and 2001, would have been changed to the following pro forma amounts:

		2002	2001
Net (loss) income:	As reported	$(2,829,000)	$(1,213,845)
	Pro forma	$(2,915,000)	$(1,450,101)

diluted earnings (loss) per common share:	As reported	$(0.18)	$(0.078)
	Pro forma	$(0.19)	$(0.094)

The weighted average fair value of options granted is estimated on the date of the grant using the Black-Scholes option pricing model for employee and non-employee options with the following assumptions for the years ended December 31, 2002 and 2001:

	2002	2001
Risk-free interest rate	4.5%	4.5%
Expected life	5 years	3-5 years
Volatility	50%	50%
Dividend yield	0.00%	0.00%

A summary of options granted to purchase common stock under the Company’s 2002, 2000 and 1999 Stock Plans are presented below:

2002 Plan	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2001	—	—
Granted	374,000	$0.25
Exercised	—	—
Forfeited	125,000	$0.25

Outstanding as of December 31, 2002	249,000	$0.25

Options exercisable at year end	219,167	$0.25

2000 Plan	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 1999	—	—
Granted	1,060,000	$1.95
Exercised	—	—
Forfeited	60,000	$2.00

Outstanding as of December 31, 2000	1,000,000	$1.95

Granted	440,000	$0.38
Exercised	—	—
Forfeited	455,000	$2.00

Outstanding as of December 31, 2001	985,000	$1.22

Granted	300,000	$0.24
Exercised	—	—
Forfeited	540,000	$2.00

Outstanding as of December 31, 2002	745,000	$0.26

Options exercisable at year end	745,000	$0.26

Weighted average fair value of options granted during the year at market	300,000	$0.24

granted during the year at market

1999 Plan	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 1998	—	—
Granted	1,500,000	$0.94
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 1999	1,500,000	$0.94
Granted	90,000	$1.50
Exercised	—	—
Forfeited	90,000	$3.02

Outstanding as of December 31, 2000	1,500,000	$0.86

Granted	235,000	$0.38
Exercised	—	—
Forfeited	318,600	$0.83

Outstanding as of December 31, 2001	1,416,400	$0.78
Granted	45,000	$0.25
Exercised	—	—
Forfeited	150,000	$0.78

Outstanding as of December 31, 2002	1,311,400	$0.76

Options exercisable at year end	1,262,608	$0.76

Weighted average fair value of options granted during the year at market	45,000	$0.24

The following table summarizes information about the options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Lives (years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$.24	300,000	4.50		300,000
$.25	294,000	4.50		230,834
$.35	16,000	3.13		12,666
$.375	600,000	3.00		593,500
$.45	34,000	1.17		34,000
$.55	25,000	1.24		25,000
$.75	911,400	1.11		911,400
$1.00	100,000	2.95		94,375

$2.00	15,000	2.91		15,000
$4.00	10,000	1.11		10,000

	2,305,400	3.09	$0.55	2,226,775	$0.55

Awards under the Plan consist of stock options (both non-qualified options and options that qualify as “Incentive Stock Options” under Section 422 of the IRC of 1986, as amended), as described in the Plan.

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

10    SUBSEQUENT EVENTS (UNAUDITED)

The Company entered into an employment agreement with Richard M. Flaherty, to serve as our Executive Vice President and Chief Operating Officer, on January 6, 2003 for an initial term of three years. The principal terms of Mr. Flaherty’s employment agreement are as follows:

•	an annual salary of $180,000, which may be increased from time to time at the discretion of our Board of Directors;

•	Mr. Flaherty was granted options to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.25 per share (the “Option Shares”) which shall vest as follows:

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

•	provisions for a term life insurance;

•	$650.00 monthly non-accountable expense reimbursement;

•	discretionary bonuses; and

•	standard Benefits.

The Company discontinued its K-12 subscription program operations in the fourth quarter of 2002 because of substantial decreases in its customer base, lack of contract backlog, declining revenues and uncertainty in the market. This business operation had been operated within the Company’s wholly owned subsidiary, eLNet, since its acquisition in 2000. eLNet had annual revenues of $1,359,037 for the fiscal year ending December 31, 2001 and $1,058,910 for the fiscal year ending December 31, 2002, with a net loss of $356,908 in 2001 and $165,796 in 2002.

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

As a result of the sale of eLNet, the Company recognized an additional loss on the disposal of discontinued operations of approximately $1,159,000 (as restated) as of December 31, 2002.

11    DISCONTINUED OPERATIONS AND ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

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

The summary of the results from discontinued operations is as follows:

The contractual net assets identified as part of the disposition of ELNet are recorded as Net assets of discontinued operations and the net cash flow of this business are reported as Net cash provided by discontinued operations. Net assets of discontinued operations consisted of the following:

Net assets of discontinued operations	2002	2002	2001	2001

(thousands of dollars)	As Previously Reported	As Restated	As Previously Reported	As Restated

Net current assets	$37	$37	$72	$72
Property, plant and equipment – net	18	18	33	33
Other net noncurrent assets	1,514	1,514	3,360	3,360
Net assets of discontinued operations	$1,570	$1,570	$3,465	$3,465

Discontinued operations – net of tax were as follows:	2002	2002	2001	2001
(thousands of dollars)	As Previously Reported	As Restated	As Previously Reported	As Restated

Net Sales	$1,059	$1,059	$1,359	$1,359
Pre-tax income/(loss)	$(166)	$(166)	$(357)	$(357)
Provision for taxes on income	—	—	—	—
Loss from operations of discontinued businesses – net of tax	(166)	(166)	(357)	(357)
Pre-tax gain/(loss) on disposal of discontinued businesses	(1,550)	(993)	—	—
Provision/(benefit) for taxes on gain/(loss)	—	—	—	—
Gain/(loss) on disposal of discontinued businesses – net of tax	(1,550)	(993)	—	—
Discontinued operations – net of tax	$(1,716)	$(1,159)	$(357)	$(357)

12.    AMENDMENT AND RESTATEMENT OF FINANCIAL STATEMENTS

THIS FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING AND RESTATING PARTS OF 10-KSB/A TO REFLECT THE RESTATEMENT OF OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIODS ENDED DECEMBER 31, 2002. THESE REVISIONS HAVE BEEN MADE AS A RESULT OF A CLERICAL ERROR IN CALCULATING THE COMPANY’S LOSS FROM DISCONTINUED OPERATIONS. ALL PORTIONS OF THE 10-KSB/A THAT ARE AFFECTED BY THESE REVISIONS HAVE BEEN ADJUSTED ACCORDINGLY. ALL INFORMATION IN THIS 10-KSB/A IS AS OF DECEMBER 31, 2002, AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE RESTATEMENT.

The restated financial statements in this report incorporate the proper entries for these expenses and all necessary adjustments have been made to the balance sheet, statement of operations, stockholders’ equity and cash flows in the financial statements.