Form 10QSB
period 2003-03-31
COMPASS KNOWLEDGE HOLDINGS INC
filed 2003-05-15
CIK 1102908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number  0-29615

COMPASS KNOWLEDGE HOLDINGS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	87-0471549
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)

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

☒  Yes    ☐  No

There were 15,861,250 shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 14, 2003.

COMPASS KNOWLEDGE HOLDINGS, INC.

FORM 10-QSB

For the Quarter ended March 31, 2003

PART I FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in Thousands)

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31, 2003	December 31, 2002
ASSETS	(Unaudited)	(Audited, As Restated)
CURRENT ASSETS:
Cash	$193	$451
Accounts receivable, net of allowance for doubtful accounts of $6 & $6 at March 31, 2003 and December 31, 2002, respectively	837	905
Note receivable	—	—
Prepaid expenses	100	72
Other assets, net	735	729

Total current assets	1,865	2,157

PROPERTY AND EQUIPMENT, net	247	245

GOODWILL, net	847	847

OTHER ASSETS, net	547	562

NET ASSETS OF DISCONTINUED OPERATIONS	—	1,570

Total assets	$3,506	$5,381

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$336	$622
Deferred student fees	761	1,279
Note payable-current portion	75	75
Provision for Loss from Disposal of Discontinued Operations	—	1,125

Total current liabilities	1,172	3,100

Total liabilities	1,172	3,100

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, 2,000 shares issued and outstanding	1,667	1,667
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,861,250 and 15,861,250 shares issued and outstanding at March 31, 2003 and December 31, 2002 respectively	16	16
Additional paid-in-capital	6,020	6,020
Unearned compensation	—	—
Accumulated deficit	(5,368)	(5,422)

Total stockholders’ equity	2,334	2,281

Total liabilities and stockholders’ equity	$3,506	$5,381

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

FOR THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
		(As restated)
TOTAL STUDENT FEE REVENUE
Net student fee revenue from degree programs	$1,274	$811
Gross student fee revenue from non-degree programs	128	116
Gross revenue from subscriptions and consulting services	6	161
Other revenue	5	2

Total revenue	1,413	1,090
INSTRUCTION COSTS AND SERVICES	260	156

Gross profit	1,153	934

OPERATING EXPENSES
Selling and promotional	450	205
General and administrative	614	501

Total operating expenses	1,064	705

INCOME (LOSS) FROM OPERATIONS	89	229

OTHER INCOME (EXPENSE)
Interest income	1	4
Interest expense	(2)	(2)
Other Income	1	—

Total other income	0	2

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PREFERRED DIVIDENDS	89	231
DISCONTINUED OPERATIONS	—	(178)

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	89	53
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(2,000)

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	89	(1,947)
LESS: PREFERRED STOCK DIVIDENDS	(35)	(35)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$54	$(1,982)

BASIC EARNINGS (LOSS) PER SHARE
Net Income (Loss) Per Share	$0.003	$(0.125)

Basic Weighted Average Shares Outstanding	15,861,250	15,861,250

DILUTED EARNINGS (LOSS) PER SHARE
Net Income (Loss) Per Share	$0.003	$(0.125)

Diluted Weighted Average Shares Outstanding	15,861,250	15,867,736

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in Thousands)

FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated)
Net (loss) income	$89	$231
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities-
Depreciation and amortization	296	225
Transitional goodwill impairment loss	—	—
Provision for loss from disposal of discontinued operations	—	—
Amortization of unearned compensation	—	—
Stock-based compensation	—	33
Decrease (increase) in operating assets and liabilities-
Accounts receivable	68	(364)
Provision for losses on accounts receivable	—	—
Prepaid expenses	—	—
Other current assets	(28)	(40)
Other long-term assets	—	—
Accounts payable and accrued expenses	(247)	(67)
Deferred revenue	(356)	131

Net cash provided by (used in) operating activities	(178)	150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(52)	(35)
Cash payments for content development costs	(79)	(96)
Cash payments for direct marketing costs	(158)	(143)
Acquisitions, net of cash/divestiture	—	—
Proceeds from sale of disposal of discontinued operations	244

Net cash provided by (used in) investing activities	(45)	(274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	—
Proceeds from issuance of note payable	—	—
Proceeds from notes receivable	—	—
Payment on notes payable	—	—
Payment of preferred dividend	(35)	(35)

Net cash provided by (used in) financing activities	(35)	(35)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(258)	(160)
CASH AND CASH EQUIVALENTS, beginning of period	451	481

CASH AND CASH EQUIVALENTS, end of period	$193	$322

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2	$2

The accompanying notes are an integral part of the consolidated financial statements

Compass Knowledge Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Principles of Interim Statements. The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company’s Form 10-KSB. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission on May 14, 2003.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2.	As of March 31, 2003 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 3,255,100 shares of common stock and warrants to purchase 765,000 shares of common stock outstanding at March 31, 2003. The impact of the assumed conversion of the preferred stock and warrants were not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

3.	During the quarter ended March 31, 2003, saving 1,000,000 options at market to an employee, the Company granted no options. Accordingly, no compensation expense will be recognized in the statement of operations.

4.	There was no stock and option-based compensation expense for the three months ended March 31, 2003 compared to $34 for the three months ended March 31, 2002.

Had total compensation expense been calculated using SFAS 123, the Company’s net loss and loss per common share for the quarter ended March 31, 2003 and 2002, would have been changed to the following pro forma amounts:

		2003	2002
Net (loss) income:	As reported	$54,000	$(1,982,000)
	Pro forma	$33,000	$(2,003,000)
diluted earnings (loss)
per common share:	As reported	$0.003	$(0.125)
	Pro forma	$0.002	$(0.126)

5.	No provision for income taxes has been recorded for the period ending March 31, 2003, as the period’s net income has been offset by tax loss carryforwards. No benefit for income taxes has been recorded for the three months ending March 31, 2003 or 2002 as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company’s ability to realize the deferred tax assets in the future.

6.	In the fourth quarter of 2002 the Company discontinued its K-12 operations and in February of 2003 the Company completed the sale of this discontinued subsidiary. As a result, the 2002 comparative results of the Company’s financial operations as reflected in its financial statements have been restated to reflect the elimination of this subsidiary’s prior period results.

7.	Beginning with this filing, the Company, for purposes of clarification and presentation, has included in selling and promotion expenses payroll and benefits of its enrollment center and marketing personnel. Likewise, these same expenses in the year ago period have been separately presented to properly reflect the comparative results. Selling and promotion expenses include in addition to these payroll and benefit expenses: indirect marketing and marketing amortization expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

The financial results discussed in this section are presented in thousands except for income (loss) on a per share basis and those presented on a percentage basis.

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

Beginning in the first quarter of this year, we sold our K-12 operations which were discontinued in the fourth quarter of 2002 and continued to focus on and grow our core degree program business. In connection with this strategy, our first quarter results reflect a more aggressive execution, pricing and marketing strategy. Overall, the outcomes from operations during the first quarter of 2003 were favorable as the Company experienced its fifth consecutive quarter of profitability. In line with this growth strategy, the Company hired additional marketing and recruitment personnel and incurred other related infrastructure costs which resulting in a 29.6% overall increase in gross revenues (57.7% increase in degree program revenues) and a 23.4% increase in our gross margins. Consistent with this strategy our selling and promotion expenses increased 120% and general and administration expenses increased 22.7% resulting in income from operations of $89, or a 61.3% reduction from the year ago period.

Outlook

We intend to continue our strategy of focusing on our core business and accelerate our growth by increasing sales of our core products and services. Notwithstanding this more aggressive execution, pricing and marketing strategy, based on some early, not so favorable, indicators we have and intend to appropriately moderate our growth strategy. This more moderate strategy will likely result in a delay and reduction of our budgeted expenditures for additional marketing and recruitment personnel and other related infrastructure costs and possibly a short term modification of our anticipated marketing expenditures. Likewise, we will continue to pursue synergistic knowledge partner alliances and develop new programs on a highly selective basis. Based on this strategy, we expect to continue to be profitable in 2003. This prospect is based on, management’s expectation of increased student counts and the associated revenues in our degree and consulting businesses, launching at least one new program to replace the discontinuation of our nursing programs with Graceland University and the reduction in revenues associated with the discontinuation of our Audiology program with the University of Florida in September 2003 combined with lower levels, on a percentage basis, of general and administrative spending compared to 2002.

Effective January 2003, the Company retained the services of Richard M. Flaherty to oversee its operations with a concentration on sales and marketing efforts. Due to his desire to pursue other opportunities, Mr. Flaherty is currently negotiating a settlement and termination agreement with the Company which is expected to be announced shortly. Notwithstanding Mr. Flaherty’s anticipated termination, it is expected that the Company will retain Mr. Flaherty on a consulting basis as well as hire a highly qualified replacement to monitor and manage the Company’s revised marketing and sales strategies and tactics which were initiated in the first quarter of this year.

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

Our critical accounting policies include:

•    Revenue Recognition.    The Company offers consulting services and two types of educational programs: degree programs and non-degree programs.

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

The revenue generated in fiscal 2002 and in prior years by subscription services originated from our K-12 operations which was discontinued in the fourth quarter of 2002 and sold in February 2003 and as a result, is no longer presented in our financial statements.

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

RESULTS OF OPERATIONS

Set forth below is certain of our selected consolidated financial and operating information for the Three months ended March 31, 2003 and the comparable period in 2002, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months Ended March 31
	in thousands, except share and per share amounts)
	2003	2002
Total revenue	$1,413	$1,090
Gross profit	$1,153	$934
Income (Loss) from Continuing Operations before Preferred Dividends	$89	$231
Change in Accounting Principle and Discontinued Operations	$-0-	$(2,178)
Income (Loss) before Preferred Dividends	$89	$(1,947)
Earnings (Loss) per share, basic	$0.003	$(0.125)
Earnings (Loss) per share, diluted	$0.003	$(0.125)

Weighted average shares outstanding
Basic	15,861,250	15,861,250
Diluted	15,861,250	15,867,736

At March 31, 2003
Working Capital	$693
Total Current Assets	$1,865
Total Property and Equipment, net	$247
Total Current Liabilities	$1,172
Stockholders’ Equity	$2,334

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Total revenues increased by $323 to $1,413 for the three months ended March 31, 2003, from $1,090 in the comparable 2002 period, representing an increase of 29.6%. Revenues increased in both of our degree and non-degree programs compared to the year ago period. Degree program revenue increased by $466 or 57.5%, to $1,277 for the three months ended March 31, 2003 from $811 in the comparable 2002 period. This increase is primarily related to: (i) a 157.4% increase in revenues with respect to our radiology degree program which is reflective of increased student enrollments; (ii) a 74.5% increase in revenues with respect to our bachelor’s of criminal justice program; (iii) ) a 1,485.5% increase in revenues with respect to our nursing programs with Graceland University (which has now been discontinued); and, (iv) a 119.9% increase in revenues with respect to our master’s degree program in criminal justice launched last year with the University of Cincinnati; coupled with slight increases in our revenues with respect our audiology (10.0%) and pharmacy (6.8%) programs. The increase in the degree program revenues were offset by a $156 decline in our consulting and other revenues. Our certificate program revenues increased by 10.1% from the year ago period.

Gross Profit increased $219, or 23.4%, to $1,153 for the three months ended March 31, 2003 from $934 in the comparable 2002 period, due primarily to an overall increase in our revenues. For the three months ended March 31, 2003, our gross profit margin slightly decreased to 81.6%, compared to 85.7% in the comparable 2002 period, reflecting the impact of higher instructional and service costs in some of our degree programs and higher costs as compared to revenues with respect to our consulting business.

Selling and promotion expenses (which include expenses associated with payroll and benefits of our enrollment center and marketing personnel is presented for the first time beginning this quarter) increased by $245, or 120%, to $450 for the three months ended March 31, 2003 from $205 in the comparable 2002 period. The increase was primarily due to expenses associated with increased staffing in our enrollment center and increased amortization associated with marketing expenditures.

General and administration expenses increased by $114, or 22.7%, to $614 for the three months ended March 31, 2003 from $501 in the comparable 2002 period. The increase was primarily due to expenses associated with the payment of certain executive salaries which were waived in the first quarter of 2002, an increase in executive and administrative staffing, and less capitalized legal and accounting costs.

Net interest income decreased $3, or 75%, to $1 for the three months ended March 31, 2003 from $4, in the year ago period.

As a result of the increase in sales, improvement of gross margins and increases in operating expenses, net income before preferred dividends and the cumulative effect of change in accounting principle decreased by $142, resulting in net income before preferred dividends of $89 for the three months ended March 31, 2003 compared with a net income before preferred dividends of $231 in the comparable 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash amounted to $193 at March 31, 2003, compared to $451 at December 31, 2002. The net cash used in our operations was $178 during the three months ended March 31, 2003 compared with net cash provided by $150 in the comparable 2002 period. In the second quarter of 2001, we began accounting for capitalized direct marketing and content development costs as investing activities. These costs totaled $237 for the three months ended March 31, 2003 and $239 in the year ago period. As a result, these costs are not included as a use of cash from operating activities for the three months ending March 31, 2003 and March 31, 2002.

We used $45 of cash for investing activities in the three months ended March 31, 2003 compared with $274 in the year ago period.

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

Adoption Of New Accounting Standards Has Had An Adverse Affect On The Company’s Financial Statements And May Have A Material Adverse Effect On Its Future Business And Financial Condition

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In accordance with these standards, the Company wrote off $2 million dollars in goodwill during 2002 and no assurance can be given at this time that further write-offs of goodwill will not occur, although no such write-offs are expected in 2003.

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

In addition, if the expected number of students do not sign up for a course, our ability to recognize revenues will be delayed, which could also harm our operating results in any quarter. Student registration depends in large part on our marketing and promotional activities. If we fail to take necessary measures to achieve enrollment in our courses, our ability to recognize revenues, and therefore our operating results, could be harmed. Likewise, our prospects for growth will be delayed and adversely affected if we are to generate sufficient cash from operations or raise additional capital to fuel our marketing efforts.

In any Quarter, a Delay In Receiving Payment from a Content Partner or Customers Could Harm Our Performance.

We expect that we will continue to depend upon a small number of content partners for a significant portion of our revenues. As a result, our operating results could suffer if we lose any of these partners or if these partners delayed payment in any future fiscal period. For example, in fiscal 2002, our largest content partner accounted for approximately 47% of our total revenues. We expect that the University of Florida will account for a significant portion of our revenues at least through fiscal 2003. However, the contract with respect to our Doctor of Audiology program with the University of Florida expires in September of 2003 and the University of Florida is advised the Company that it is not going to renew our contract or enter into a new contract with respect to this program. With respect to this program, approximately 26% of our degree program revenues and approximately 20% of our total revenues were derived from this program during the year ended December 31, 2002. Accordingly, the loss of this contract will have a material adverse impact on our revenues and earnings and if not replaced with anticipated revenue and earnings increases due to growth in our other existing programs and/or new programs, will result in a material adverse impact on the Company and its financial results.

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

Due to the high market fragmentation, we do not often compete head-to-head with any particular company. On occasion, our customers may evaluate our end-to-end solution by comparison with point solutions offered by other e-learning companies. We may not provide solutions that compare favorably with traditional instructor-led techniques or other technology-based learning methodologies. Our competitors vary in size and in the scope and breadth of the courses and services they offer. Several of our competitors have longer operating histories and significantly greater financial, technical and marketing resources. Larger companies may enter the e-learning market through the acquisition of our competitors. We anticipate that the lack of significant entry barriers to the e-learning market will allow other competitors to enter the market, increasing competition.

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

Considering our current cash position as well as our projected cash flows for fiscal 2003 including the attendant risks and contingencies associated with the expected realization of cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, we may be unable in the near term to continue to develop new product offerings, and expand our infrastructure for which cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time; it is our intention to terminate the offering and/or production of such programs. Further, to the extent that we experience a material adverse cash position resulting from our growth strategy, it is our intention to take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate certain members of our staff and infrastructure costs and expenses related to such terminated or discontinued programs.

New Marketing Personnel and Strategies Will Affect Our Ability to Increase Revenues and Profits.

Beginning in early 2003, the Company developed and implemented new marketing strategies and tactics and in connection with same, the Company has committed a large portion of its available cash and human resources to execute these plans. In order for the Company to increase its revenues and earnings, its efforts and plans must be successful and as of this date, no assurance can be given that these efforts will be effective or that the Company will be successful in gaining market share with respect to its existing programs or will enjoy acceptance for any new products or offerings it may develop. Likewise, no assurance can be given that the Company will be able to recruit and retain required number and level of skilled business development, sales, marketing, service or support personnel, that will be needed to execute these strategies and plans. To the extent that the Company is unsuccessful in its efforts, the financial results of the Company will be materially adversely affected.

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

We Are Highly Dependent Upon Management and A Loss Could Be Critical.

The Company and its subsidiaries will be dependent to a significant extent on the continued efforts and abilities of its executive officers and other key employees. If the Company were to lose the services of such key employees before a qualified replacement could be obtained, its business and the financial affairs of the Company could be materially adversely affected.

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

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit 99.1 and 99.2 Certifications.

(b) Reports on Form 8-K

A Form 8-K filed by the Company on January 6, 2003.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS KNOWLEDGE HOLDINGS, INC.

Date: May 15, 2003	/s/ ROGERS W. KIRVEN, JR.
Chief Executive Officer, Chief Financial Officer and Treasurer

/s/ DANIEL J. DEVINE
President and Director