Form 10QSB
period 2003-06-30
COMPASS KNOWLEDGE HOLDINGS INC
filed 2003-08-14
CIK 1102908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

☒  Yes    ☐  No

There were 15,861,250 shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 13, 2003.

COMPASS KNOWLEDGE HOLDINGS, INC.

FORM 10-QSB

For the Quarter ended June 30, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in Thousands)
AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
	June 30, 2003	December 31, 2002
	(Unaudited)	(Audited, As Restated)
ASSETS
CURRENT ASSETS:
Cash	$299	$451
Accounts receivable, net of allowance for doubtful accounts of $6 & $6 at June 30, 2003 and December 31, 2002, respectively	462	905
Note receivable	—	—
Prepaid expenses	86	72
Other assets, net	698	729

Total current assets	1,545	2,157
PROPERTY AND EQUIPMENT, net	247	245
GOODWILL, net	847	847
OTHER ASSETS, net	421	562
NET ASSETS OF DISCONTINUED OPERATIONS	—	1,570

Total assets	$3,060	$5,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$672	$622
Deferred student fees	611	1,279
Note payable-current portion	75	75
Provision for Loss from Disposal of Discontinued Operations	—	1,125

Total current liabilities	1,357	3,100

Total liabilities	1,357	3,100

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized, 2,000 shares issued and outstanding	1,667	1,667
Common stock, $0.001 par value; 50,000,000 shares authorized, 15,861,250 and 15,861,250 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	16	16
Additional paid-in-capital	6,020	6,020
Unearned compensation	—	—
Accumulated deficit	(6,000)	(5,422)

Total stockholders’ equity	1,703	2,281

Total liabilities and stockholders’equity	$3,060	$5,381

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands except share and per share amounts)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
TOTAL STUDENT FEE REVENUE
Net student fee revenue from degree programs	$1,154	$883	$2,428	$1,694
Gross student fee revenue from non-degree programs	112	190	239	306
Gross revenue from subscriptions and consulting services	197	55	203	217
Other revenue	1	4	6	5

Total revenue	1,464	1,132	2,876	2,222
INSTRUCTION COSTS AND SERVICES	422	367	681	523

Gross profit	1,042	765	2,195	1,699

OPERATING EXPENSES
Selling and promotional	479	258	929	462
General and administrative	1,159	389	1,773	890

Total operating expenses	1,638	647	2,702	1,352

INCOME (LOSS) FROM OPERATIONS	(594)	118	(507)	347

OTHER INCOME (EXPENSE)
Interest income	1	3	1	7
Interest expense	(2)	(1)	(4)	(3)
Other Income	0	—	2	—

Total other income	(1)	2	(1)	4

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PREFERRED DIVIDENDS	(595)	120	(508)	351
DISCONTINUED OPERATIONS	—	(4)	—	(182)

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(595)	117	(508)	170
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(2,000)

INCOME (LOSS) BEFORE PREFERRED DIVIDENDS	(595)	117	(508)	(1,830)
LESS: PREFERRED STOCK DIVIDENDS	(35)	(35)	(70)	(70)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(630)	$82	$(578)	$(1,900)

BASIC EARNINGS (LOSS) PER SHARE
Net Income (Loss) Per Share	$(0.040)	$0.005	$(0.036)	$(0.120)

Basic Weighted Average Shares Outstanding	15,861,250	15,861,250	15,861,250	15,861,250

DILUTED EARNINGS (LOSS) PER SHARE
Net Income (Loss) Per Share	$(0.040)	$0.005	$(0.036)	$(0.120)

Diluted Weighted Average Shares Outstanding	15,918,213	15,918,213	15,925,205	15,861,250

The accompanying notes are an integral part of the consolidated financial statements

COMPASS KNOWLEDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in Thousands)

FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(508)	$(1,831)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities-
Depreciation and amortization	541	493
Transitional goodwill impairment loss	—	2,000
Provision for loss from disposal of discontinued operations	—	—
Write-off Content Development	100	110
Write-off Direct Marketing	26	33
Amortization of unearned compensation	—	0
Stock-based compensation	—	33
Decrease (increase) in operating assets and liabilities-
Accounts receivable	443	(256)
Provision for losses on accounts receivable	—	30
Prepaid expenses	—	—
Other current assets	(13)	54
Accounts payable and accrued expenses	89	(226)
Deferred revenue	(507)	135
Accrued Dividends	—	—

Net cash provided by (used in) operating activities	170	575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(41)	(61)
Cash payments for content development costs	(124)	(287)
Cash payments for direct marketing costs	(331)	(341)
Acquisitions, net of cash/divestiture	—	(49)
Proceeds from Investment in Subsidiary	244	—

Net cash provided by (used in) investing activities	(252)	(738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	—	—
Proceeds from issuance of note payable	—	—
Proceeds from notes receivable	—	—
Payment on notes payable	—	(50)
Payment of preferred dividend	(70)	(70)

Net cash provided by (used in) financing activities	(70)	(120)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(152)	(283)
CASH AND CASH EQUIVALENTS, beginning of period	451	481

CASH AND CASH EQUIVALENTS, end of period	$299	$198

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4	$3

The accompanying notes are an integral part of the consolidated financial statements

Compass Knowledge Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Principles of Interim Statements. The following unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The information presented in the unaudited consolidated financial statements reflects all adjustments, which are, in the opinion of the management, necessary to present fairly the Company’s financial position and the results of operations for the interim periods. The consolidated format is designed to be read in conjunction with the Company’s Form 10-KSB. For further information, refer to the consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission on May 14, 2003.

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

2.	As of June 30, 2003 there were 2,000 shares of Preferred Stock outstanding, convertible into 875,000 common shares. Also, there were options to purchase 2,305,100 shares of common stock and warrants to purchase 765,000 shares of common stock outstanding at June 30, 2003. The impact of the assumed conversion of the preferred stock and warrants were not included in the computation of diluted earnings per share because the effect of the assumed conversion had an antidilutive effect.

3.	During the quarter ended June 30, 2003, saving the grant of 100,000 options at market to an employee, the Company granted no options. Accordingly, no compensation expense will be recognized in the statement of operations.

4.	There was no stock and option-based compensation expense for the three months ended June 30, 2003 compared to $88 for the three months ended June 30, 2002.

Had total compensation expense been calculated using SFAS 123, the Company’s net loss and loss per common share for the quarter ended June 30, 2003 and 2002, would have been changed to the following pro forma amounts:

		2003	2002
Net (loss) income:	As reported	$(630,000)	$82,000
	Pro forma	$(654,000)	$60,000
diluted earnings (loss) per common share:	As reported	$(0.04)	$0.005
	Pro forma	$(0.04)	$0.004

5.	No provision for income taxes has been recorded for the period ending June 30, 2003, as there was no net income for the period. No benefit for income taxes has been recorded for the three months ending June 30, 2003 or 2002 as the benefit resulting from the operating loss has been entirely offset by a valuation allowance due to the uncertainty surrounding the Company’s ability to realize the deferred tax assets in the future.

6.	In the fourth quarter of 2002 the Company discontinued its K-12 operations and in February of 2003 the Company completed the sale of this discontinued subsidiary. As a result, the 2002 comparative results of the Company’s financial operations as reflected in its financial statements have been restated to reflect the elimination of this subsidiary’s prior period results.

7.	Beginning with Form 10QSB for the first quarter of this year, the Company, for purposes of clarification and presentation, has included in selling and promotion expenses payroll and benefits of its enrollment center and marketing personnel. Likewise, these same expenses in the year ago period have been separately presented to properly reflect the comparative results. Selling and promotion expenses include in addition to these payroll and benefit expenses: indirect marketing and marketing amortization expenses.

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

Overview

Beginning in the first quarter of this year, we sold our K-12 operations which were discontinued in the fourth quarter of 2002 and we continued the strategy developed in 2002 to focus on and grow our core degree program business. In connection with this strategy, the first quarter results reflected a significantly more aggressive personnel and marketing spend. In line with this growth strategy, the Company hired additional marketing and recruitment personnel and incurred other related infrastructure costs which resulted in an increase with respect to our selling and promotion expenses for the first quarter of 2003 of over 120% and with respect to our general and administration expenses an increase of over 22.7%.

Consistent with this growth plan, for the three months ended June 30, 2003 our selling and promotion expenses increased over 85% from the year ago period and our general and administration expenses increased over 197% from the year ago period. We experienced a loss from operations for the three months ended June 30, 2003 of $594 as compared to income from operations for the year ago period of $118, or a 607.4% decrease. This loss was primarily due to the following one-time expenses:

• Termination Awards for CEO(1) and COO	$353
• Accrual of contingent settlement amount to previous owners of ELNet plus additional ELNet Expenses	61
• Write-off of content development and marketing for discontinued Nursing Program	154

$568

(1) While the Termination Award for the CEO was accrued in the second quarter, such amount will be paid in accordance with the settlement agreement in equal monthly payments over a 16 month period. For details please see our Form 8-K filed with the SEC on June 5, 2003.

Furthermore, we began to recognize in the second quarter that our planned growth strategy was not delivering the anticipated results and had exposed us to a variety of risks and caused us to experience significant cash deficiencies. As a result of the deficiencies in our growth plan coupled with the loss of our Audiology and Nursing Programs and the resignation of our CEO and COO (see the Company’s Form 8-K filed with the Commission on May 15, 2003 and Form 8-K filed with the Commission of June 5, 2003), we have significantly moderated our growth strategy and reduced our operating expenses. This more moderate strategy will likely result in a delay and reduction of our budgeted expenditures for additional marketing and recruitment personnel and other related infrastructure costs.

Outlook

While we intend to continue our strategy of focusing on our core business, our ability to accelerate our growth will be severely restricted. Likewise, we expect to experience nominal operating profits for the remainder of 2003. This prospect is based on management’s expectation of increased student counts and the associated revenues in our degree and consulting businesses, the launching at least one new program to replace the discontinuation of our nursing programs with Graceland University and the reduction in revenues associated with the discontinuation of our Audiology program with the University of Florida in September 2003 combined with lower levels, on a percentage basis, of marketing and general and administrative spends.

While we presently have a limited amount of working capital, we believe that our current cash position and line of credit, together with the expected revenues of the Company will be sufficient to provide the Company with capital sufficient to fund our required working capital needs for the remainder of this year. However, we may be unable in the near term to continue to develop new product offerings, and increase our marketing spends for which cash would be required without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time; it is our intention to terminate the offering and/or production of such programs. As we began doing this quarter as a result of our cash position we will, to the extent that our cash position decreases, take all appropriate and reasonably necessary measures to immediately further reduce and/or eliminate certain members of our staff and infrastructure costs and expenses related to such terminated or discontinued programs.

In order for the Company to increase its revenues and earnings, the efforts and the revised plans of management must be successful and as of this date, no assurance can be given that these efforts will be effective or that the Company will be successful in gaining market share with respect to its existing programs or will enjoy acceptance for any new products or offerings it may develop and launch. Likewise, no assurance can be given that the Company will be able to recruit and retain the required number and level of skilled business development, sales, marketing, service and support personnel, that will be needed to execute these strategies and plans. To the extent that the Company is unsuccessful in its efforts, the financial results of the Company will be materially adversely affected.

The Company and its subsidiaries have been dependent, to a significant extent, on the continued efforts and abilities of its Chairman and Chief Executive Officer, Rogers W. Kirven, Jr., its President, Daniel J. Devine and other key employees. Effective this quarter, our CEO, Mr. Kirven, and our Executive Vice President and Chief Operating Officer, Mr. Rich Flaherty, both resigned from the Company leaving Mr. Devine to operate and manage the Company’s business until such time as suitable replacements can be found. As a result of the loss of these key individuals and the added responsibilities imposed upon Mr. Devine, our business and financial affairs could be materially adversely affected.

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

•        Other Assets.    The Company enters into long-term contracts with certain universities (the University Partners) for the development and delivery of degree programs. Costs incurred by the Company in entering into these contracts are deferred and amortized generally over five years.

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

•        Financial Accounting Standards.    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The changes in these rules may have a significant impact on our reported financial results. In June 2001, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. These statements would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as is currently required by Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. Under the SFAS 142, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. The change from an amortization approach to an impairment approach would apply to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002 and as a result, the Company no longer amortizes goodwill.

RESULTS OF OPERATIONS

Set forth below is certain of our selected consolidated financial and operating information for the Three months ended June 30, 2003 and the comparable period in 2002, respectively. The selected consolidated financial information is derived from our consolidated financial statements for such periods. The information set forth below should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and our Consolidated Financial Statements and Notes thereto.

	Three Months Ended June 30 (in thousands, except share and per share amounts)		Six Months Ended June 30 (in thousands, except share and per share amounts)
	2003	2002	2003	2002
Total revenue	$1,464	$1,132	$2,876	$2,222
Gross profit	$1,042	$765	$2,195	$1,699
Income (Loss) from Continuing Operations before Preferred Dividends	$(595)	$120	$(508)	$351
Earnings (Loss) per share, basic	$(0.040)	$0.005	$(0.036)	$(0.120)
Earnings (Loss) per share, diluted	$(0.040)	$0.005	$(0.036)	$(0.120)
Weighted average shares outstanding
Basic	15,861,250	15,861,250	15,861,250	15,861,250
Diluted	15,918,213	15,918,213	15,925,205	15,861,250

At June 30, 2003
Working Capital	$188
Total Current Assets	$1,545
Total Property and Equipment, net	$247
Total Current Liabilities	$1,357
Stockholders’ Equity	$1,703

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Total revenues increased by $332 to $1,464 for the three months ended June 30, 2003, from $1,132 in the comparable 2002 period, representing an increase of 29.3%. Degree program revenue increased by $271 or 30.7%, to $1,154 for the three months ended June 30, 2003 from $883 in the comparable 2002 period. This increase is primarily related to: (i) a 106.7% increase in revenues with respect to our radiology degree program which is reflective of increased student enrollments; (ii) a 90.7% increase in revenues with respect to our master’s degree program in criminal justice launched last year with the University of Cincinnati; (iii) a 53.2% increase in revenues with respect to our bachelor’s of criminal justice program; and, (iv); slight increases in our revenues with respect to our audiology (11.6%) and pharmacy (9.8%) programs. Consulting revenues increased by $142 to $197 for the three months ended June 30, 2003, from $55 in the comparable 2002 period, representing an increase of 258.2%. This increase in consulting revenues is primarily attributed to a one-time payment in the amount of $180 received from Graceland University in settlement of the termination of the parties’ Nursing Programs which were discontinued in the second quarter. The increase in the degree program and consulting revenues were offset by an $81 decline in our non-degree programs and other revenues as compared to the year ago period. This decline is largely the result of the timing and reduced student counts of certain programs in the current year.

Gross Profit increased $277, or 36.2%, to $1,042 for the three months ended June 30, 2003 from $765 in the comparable 2002 period, due primarily to an overall increase in our revenues. Likewise, for the three months ended June 30, 2003, our gross profit margin slightly increased to 71.2%, compared to 67.6% in the comparable 2002 period, reflecting the impact of slightly higher margins in our degree programs due to the increase in revenues which were partially offset by higher costs as compared to revenues with respect to our non-degree program business.

Selling and promotion expenses (which this year includes expenses associated with payroll and benefits of our enrollment center and marketing personnel) increased by $221, or 85.8%, to $479 for the three months ended June 30, 2003 from $258 in the comparable 2002 period. The increase was primarily due to expenses associated with increased staffing in our enrollment center and increased amortization associated with marketing expenditures.

General and administration expenses increased by $770, or 197.9%, to $1,159 for the three months ended June 30, 2003 from $389 in the comparable 2002 period. The increase was primarily due to the following one-time expenses:

• Termination Awards for CEO and COO	$353
• Accrual of contingent settlement amount to previous owners of ELNet plus additional ELNet Expenses	61
• Write-off of content development and marketing for discontinued Nursing Program	154

$568

While the Termination Award for the CEO was accrued in the second quarter, such amount will be paid in accordance with the settlement agreement in equal monthly payments over a 16 month period. For details please see our Form 8-K filed with the SEC on June 5, 2003.

Primarily as a result of these one-time expenses, we experienced a loss from operations for the three months ended June 30, 2003 of $594 as compared to income from operations for the year ago period of $118, or a 603.4% decrease.

Inclusive of other net expenses of $1 (as compared to other net income of $2 in 2002) we realized a net loss before preferred dividends of $595 for the three months ended June 30, 2003 compared to net income before preferred dividends (excluding losses from discontinued operations of $4 in 2002) of $120 in the comparable 2002 period.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Total revenues increased by $654 to $2,876 for the six months ended June 30, 2003 from $2,222 for the comparable 2002 period, representing an increase of 29.4%. Degree program revenue increased by $734, or 43.3%, to $2,428 for the six months ended June 30, 2003 from $1,694 for the comparable 2002 period. This increase was partially offset by a decline in revenue from non-degree programs as well as revenue from consulting services. Revenue from non-degree programs declined $67, or 21.9%, to $239 for the six months ended June 30, 2003 from $306 in the year ago period. This decline is largely the result of the timing and reduced student counts of certain programs in the current year. Revenue from consulting services declined $14, or 6.4%, to $203 from $217 in the year ago period despite a one-time payment in the amount of $180 received from Graceland University in settlement of the termination of the parties’ Nursing Programs which were discontinued in the second quarter.

Gross profit increased 29.2% to $2,195 for the six months ended June 30, 2003 from $1,699 for the comparable 2002 period due to an overall increase in revenues and improved gross margins in our degree programs. For the six months ended June 30, 2002, our gross profit margin slightly decreased to 76.3%, compared to 76.5% in the comparable 2002 period, reflecting the impact of a margin decrease of 11.2% with respect to our non-degree programs attributed primarily to the significant decrease (21.9%) in revenues.

Selling and promotion expenses (which this year includes expenses associated with payroll and benefits of our enrollment center and marketing personnel) increased by $467, or 101.1%, to $929 for the six months ended June 30, 2003 from $462 in the comparable 2002 period. The increase was primarily due to expenses associated with increased staffing in our enrollment center (an increase of over 205%) and increased amortization associated with marketing expenditures (an increase of over 39%).

General and administration expenses increased by $883, or 99.2%, to $1,773 for the six months ended June 30, 2003 from $890 in the comparable 2002 period. The increase was primarily due to waiver of salaries by certain officers in 2002 and the following one-time expenses:

• Termination Awards for CEO and COO	$353
• Accrual of contingent settlement amount to previous owners of ELNet plus additional ELNet Expenses	61
• Write-off of content development and marketing for discontinued Nursing Program	154

$568

While the Termination Award for the CEO was accrued in the second quarter, such amount will be paid in accordance with the settlement agreement in equal monthly payments over a 16 month period. For details please see our Form 8-K filed with the SEC on June 5, 2003.

Primarily as a result of these one-time expenses, we experienced a loss from operations for the six months ended June 30, 2003 of $507 as compared to income from operations for the year ago period of $347, or a 246.1% decrease.

Inclusive of other net expenses of $1 (as compared to other net income of $4 in 2002) we realized a net loss before preferred dividends of $508 for the six months ended June 30, 2003 compared to net income before preferred dividends (excluding losses from discontinued operations of $182 and a loss of $2,000 with respect to the cumulative effect of change in accounting principle in 2002) of $351 in the comparable 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash amounted to $299 at June 30, 2003, compared to $198 at June 30, 2002. The net cash provided by our operations was $170 for the six months ended June 30, 2003 compared with net cash provided by our operations of $575 in the comparable 2002 period. Cash used in investing activities, which include direct marketing and content development costs, totaled $252 for the six months ended June 30, 2003 and $738 in the year ago period. We used $70 of cash for financing activities for the six months ended June 30, 2003 compared with $120 in the year ago period.

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

Statements regarding the Company’s future financial performance or results of operations, including expected revenue growth, EBITDA growth, future expenses, future operating margins and other future or expected performance are subject to the following risks: that projected operating efficiencies and cost-reduction initiatives will not be achieved due to implementation difficulties or contractual spending commitments that can’t be reduced; the acquisition of businesses or the launch of new programs, which could increase operating expenses and dilute operating margins; the inability to raise additional capital or to attract new customers; increased competition, which could lead to negative pressure on the Company’s pricing and the need for increased marketing; the inability to maintain, establish or renew relationships with customers, whether due to competition or other factors; and to the general risks associated with the Company’s businesses.

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

The Emerging E-Learning Market Makes it Difficult To Evaluate Our Business and Future Prospects.

When considering our rather moderate growth, loss of several programs and liquidity issues,

which, when combined with the rapidly growing e-learning market, and general economic factors affecting the education sector, make it difficult to evaluate our business or our prospects. Because of these factors, we have a limited and unproven ability to predict the trends in the e-learning market and in our business. The uncertainty of our future performance, in particular, increases the risk that we will be unable to build a sustainable business and that our stockholder value will decline.

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

In any Quarter, a Delay In Receiving Payment from a Content Partner or Customers Could Harm Our Performance.

We expect that we will continue to depend upon a small number of content partners for a significant portion of our revenues. As a result, our operating results could suffer if we lose any of these partners or if these partners delayed payment in any future fiscal period. For example, in fiscal 2002, our largest content partner accounted for approximately 47% of our total revenues. We expect that the University of Florida will account for a significant portion of our revenues at least through fiscal 2003. However, the contract with respect to our Doctor of Audiology program with the University of Florida expires in September of 2003 and the University of Florida has advised the Company that it is not going to renew our contract or enter into a new contract with respect to this program. With respect to this program, approximately 26% of our degree program revenues and approximately 20% of our total revenues were derived from this program during the year ended December 31, 2002. Accordingly, the loss of this contract will have a material adverse impact on our revenues and earnings and if not replaced with revenue and earnings increases in our other existing programs and/or new programs, will result in a material adverse impact on the Company and its financial results.

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

The e-learning market is evolving quickly and is subject to rapid technological change, shifts in customer demands and evolving learning methodologies. If we fail to adapt to changes and the increased competition in our industry, we may lose existing customers or fail to gain new customers. No single competitor accounts for a dominant market share, yet competition is intense. We compete primarily with:

•	third-party suppliers of instructor-led education and learning;

•	internal education departments;

•	for profit universities; and

•	other suppliers of technology-based learning solutions.

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

To succeed, we must continue to expand our course offerings and distinguish our solutions. We may not be able to do so successfully. Any failure by us to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in course development or implementation, could impact our ability to capture market share. As competition continues to intensify, we expect the e-learning market to undergo significant price competition. We also expect to face increasing price pressures from customers as they demand more value for their learning related expenditures. Increased competition, or our inability to compete successfully against current and future competitors, could reduce operating margins, loss of market share and thought leadership resulting in a diminution of our brand.

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

We Could Inhibit Increases In Our Revenues If We Do Not Increase Our Marketing.

To date, substantially all of our sales have been made through direct marketing and sales efforts. We believe that we will need to expand our marketing and diversify our sales efforts to be successful. If we do not increase our marketing efforts and develop indirect sales channels, we may miss sales opportunities. While our business plan for 2003 called for increased investing in personnel and marketing activities, our present cash position has caused us to substantially temper our investing activities for the remainder of this year which is likely to result in nominal growth throughout the remainder of this year and early 2004.

A Failure to Manage Our Growth Has Had an Adverse Affect Our Business.

In 2003, we have modified our growth strategy by focusing all of our available resources on our current core offerings with the addition of two new programs in the fall of 2003. While our initial strategy was to grow aggressively, we began to recognize in the second quarter that this strategy was not delivering the anticipated results and had exposed us to a variety of risks. In essence, expenses arising from our efforts to develop new programs and increase our market penetration was having a material adverse impact on our business, results of operations, and financial condition. Accordingly, we have now substantially reduced our investing and marketing activities which will likely result in nominal growth throughout the remainder of this year and early 2004.

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

Considering our current cash position as well as our projected cash flows for fiscal 2003 including the attendant risks and contingencies associated with the expected realization of cash flows, we believe, based upon current operations, business strategies and reasonable expectations and assumptions, that our cash position will be sufficient to fund our business operations. However, we may be unable in the near term to continue to develop new product offerings, and expand our infrastructure for which cash would be required to consummate these transactions without obtaining an infusion of additional capital. Further, to the extent that recently developed program offerings as well as offerings currently under development or planned do not prove financially viable within a reasonable period of time; it is our intention to terminate the offering and/or production of such programs. As we began doing this quarter as a result of our cash position we will, to the extent that our cash position decreases, take all appropriate and reasonably necessary measures to immediately reduce and/or eliminate certain members of our staff and infrastructure costs and expenses related to such terminated or discontinued programs.

New Marketing Personnel and Strategies Affected Our Ability to Increase Revenues and Profits.

Beginning in early 2003, the Company developed and implemented new marketing strategies and tactics and in connection with same, the Company committed a large portion of its available cash and human resources to execute these plans. In the second quarter, we began to recognize that this strategy was not delivering the anticipated results and had exposed us to a variety of risks. In essence, expenses arising from our efforts to develop new programs and increase our market penetration was having a material adverse impact on our business, results of operations, and financial condition. Accordingly, we have now substantially reduced our investing and marketing activities which will likely result in nominal growth throughout the remainder of this year and early 2004.

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

We Are Highly Dependent Upon Management and Recent Losses Could Be Critical.

The Company and its subsidiaries have been dependent, to a significant extent, on the continued efforts and abilities of its Chairman and Chief Executive Officer, Rogers W. Kirven, Jr., its President, Daniel J. Devine and other key employees. Effective this quarter, our CEO, Mr. Kirven, and our Executive Vice President and Chief Operating Officer, Mr. Rich Flaherty, both resigned from the Company leaving Mr. Devine to operate and mange the Company’s business until such time as suitable replacements can be found. As a result of the loss of these key individuals and the added responsibilities imposed upon Mr. Devine, our business and financial affairs could be materially adversely affected.

For details concerning these resignations, please see the Company’s Form 8-K filed with the Commission of May 15, 2003 and Form 8-K filed with the Commission of June 5, 2003.

ITEM 3—CONTROLS AND PROCEDURES

The Company’s President and Treasurer, Daniel J. Devine (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its Board as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits

Exhibit 31.1 and 32.1 Certifications.

(b) Reports on Form 8-K

Form 8-K filed with the Commission of May 15, 2003; and

Form 8-K filed with the Commission of June 5, 2003.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS KNOWLEDGE HOLDINGS, INC.

Date: August 13, 2003	/s/ Daniel J. Devine

President and Treasurer